Form 10-Q
period 1995-03-31
FORSCHNER GROUP INC
filed 1995-05-12
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549
                                  -------------------

                                       FORM 10-Q

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 1995

                                           OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from to

                           Commission file number 0-1282-3

                               The Forschner Group, Inc.
                 (Exact name of registrant as specified in its charter)

             Delaware                                 13-2797726
     (State of incorporation)             (I.R.S. Employer Identification No.)

    One Research Drive, Shelton, Connecticut                   06484
   (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code: (203) 929-6391

                                  NOT APPLICABLE
        (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                    Yes  X    No

         The number of shares of Issuer's Common Stock, $.10 par value, outstanding on April 30, 1995, was 8,185,360 shares.

                                    THE FORSCHNER GROUP, INC.
                                         AND SUBSIDIARIES
                                              INDEX


PART I:  FINANCIAL INFORMATION                                        Page No.

Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of
        March 31, 1995 and December 31, 1994                             3 - 4

        Consolidated  Statements  of  Operations  for the three months
        ended March 31, 1995 and 1994.                                       5

        Consolidated Statements of Stockholders' Equity
        for the three months ended March 31, 1995 and 1994.                  6

        Consolidated  Statements  of Cash  Flows for the three  months
        ended March 31, 1995 and 1994.                                       7

        Notes to Consolidated Financial Statements                           8

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                            9 - 10

Part II:          OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                     10 - 11

Signatures                                                                  11

The Exhibit Index appears on pages 10 and 11.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                     Assets


                                                  At March 31,   At December 31,
                                                         1995         1994
                                                --------------   ---------------
                                                   (unaudited)

Current assets:
   Cash and short-term investments ...........   $  13,371,758    $  18,019,797

   Accounts receivable, less
    allowance for doubtful accounts
    of $555,000 and $755,000, respectively ...      18,333,956       29,606,328

   Inventories ...............................      33,850,745       27,862,105

   Deferred income tax benefits ..............       2,380,289        2,467,440

   Prepaid and other .........................       1,784,757          685,273
                                                 -------------    -------------

      Total current assets ...................      69,721,505       78,640,943
                                                 -------------    -------------

Deferred income tax benefits .................          97,230           56,634

Property, plant and equipment, at cost:
   Leasehold improvements ....................         766,993          658,842
   Equipment .................................       5,513,706        5,189,298
   Furniture and fixtures ....................       1,296,648        1,256,462
                                                 -------------    -------------
                                                     7,577,347        7,104,602

   Less-accumulated depreciation .............      (3,247,555)      (2,876,944)
                                                 -------------    -------------
                                                     4,329,792        4,227,658
                                                 -------------    -------------

Investment in preferred stock, at cost .......       7,002,990        7,002,990

Investments in unconsolidated affiliates .....       7,735,092        4,463,080

Foreign distribution rights, net of
   accumulated amortization of $1,332,493
   and $1,165,129, respectively ..............       5,408,884        5,579,079

Other assets, net of accumulated
   amortization of $2,410,390 and
   $2,159,756, respectively ..................       6,192,876        5,737,337
                                                 -------------    -------------

Total Assets .................................   $ 100,488,369    $ 105,707,721
                                                 =============    =============

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity


                                                   At March 31,  At December 31,
                                                       1995           1994
                                                   -----------    -------------
                                                   (unaudited)
Current liabilities:
   Accounts payable ..........................   $   9,535,469    $  14,057,507

   Accrued liabilities .......................       7,493,447        8,651,738

   Income taxes payable ......................         388,749        1,223,193
                                                 -------------    -------------

     Total current liabilities ...............      17,417,665       23,932,438
                                                 -------------    -------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -
      2,000,000; no shares issued ............            --               --

   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued -
      8,799,468 and 8,796,968, respectively ..         879,947          879,697

   Additional paid-in capital ................      45,889,676       45,866,814

   Foreign currency translation adjustment ...         (26,558)         (28,085)

   Retained earnings .........................      41,441,106       40,170,324
                                                 -------------    -------------
                                                    88,184,171       86,888,750

   Less-cost of common stock in
      treasury; 614,108 shares ...............      (5,113,467)      (5,113,467)
                                                 -------------    -------------

Total stockholders' equity ...................      83,070,704       81,775,283
                                                 -------------    -------------

Total Liabilities and Stockholders' Equity ...   $ 100,488,369    $ 105,707,721
                                                 =============    =============

              THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                         1995           1994
                                                    ------------   ------------


Net sales .......................................   $ 29,369,721   $ 27,049,038

Cost of sales ...................................     18,669,127     16,276,048
                                                    ------------   ------------

Gross profit ....................................     10,700,594     10,772,990

Selling, general and administrative expenses ....      9,121,037      8,193,417
                                                    ------------   ------------

Operating income ................................      1,579,557      2,579,573

Interest (expense) ..............................           --           (7,153)

Interest income .................................        250,866         14,252

Other income (expense), net .....................        364,409         71,400
                                                    ------------   ------------

Total interest and other income, net ............        615,275         78,499
                                                    ------------   ------------

Income before income taxes ......................      2,194,832      2,658,072

Income tax provision ............................        924,050      1,119,048
                                                    ------------   ------------

Net income ......................................   $  1,270,782   $  1,539,024
                                                    ============   ============

Net income per share ............................   $       0.15   $       0.21
                                                    ============   ============

Weighted average number of
   shares outstanding ...........................      8,246,759      7,385,972
                                                    ============   ============

               THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                                                          Foreign
                                      Common Stock        Additional     Currency
                                     Par Value $.10        Paid-In      Translation     Retained      Treasury
                                  Shares        Amount     Capital       Adjustment     Earnings        Stock


BALANCE
December 31, 1993              7,648,968      $764,897    $34,520,872      $(6,829)   $30,810,594   $(5,472,110)
Net income for
   three months ended
   March 31, 1994
   (unaudited)                                       -              -            -      1,539,024              -
Stock options exercised           36,000         3,600        371,677            -              -              -
Foreign currency
   translation adjustment              -             -              -       (5,081)             -              -
                          --------------   -----------   ------------    ----------   -----------    -----------

BALANCE, March 31,
1994 (unaudited)               7,684,968      $768,497    $34,892,549     $(11,910)   $32,349,618    $(5,472,110)
                           =============   ===========   ============    ========== =============  =============


BALANCE
December 31, 1994              8,796,968      $879,697    $45,866,814     $(28,085)   $40,170,324    $(5,113,467)
Net income for
   three months ended
   March 31, 1995
   (unaudited)                         -             -              -             -     1,270,782               -
Stock options exercised            2,500           250         22,862             -             -               -
Foreign currency
   translation adjustment              -             -              -         1,527             -               -
                          --------------    ----------   ------------    ----------   -----------    ------------


BALANCE, March 31,
1995 (unaudited)               8,799,468      $879,947    $45,889,676      $(26,558)   $41,441,106    $(5,113,467)
                          ==============    ==========    ===========     ==========  ============   =============

                                        THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)

                                                                                         Three months ended
                                                                                               March 31,
                                                                                         1995                1994
                                                                                     -----------         -----------
Cash flows from operating activities:
   Net income ....................................................................  $  1,270,782        $  1,539,024
   Adjustments to reconcile net income to cash
   provided from (used for) operating activities:
      Depreciation and amortization ..............................................       837,003             726,070
      Equity in earnings of unconsolidated
         subsidiaries, net of goodwill amortization ..............................      (362,466)                 --
      Deferred income taxes ......................................................        46,555             (95,539)
      Gain on sale of partial investment in stock ................................          --               (36,720)
                                                                                    ------------        ------------
                                                                                       1,791,874           2,132,835

Changes in other current assets and liabilities:
   Accounts receivable ...........................................................    11,274,946           4,513,081
   Inventories ...................................................................    (5,958,363)         (3,100,342)
   Prepaid and other .............................................................    (1,099,484)          1,185,531
   Accounts payable ..............................................................    (4,522,038)         (6,771,123)
   Accrued liabilities ...........................................................    (1,157,661)            (77,079)
   Income taxes payable ..........................................................      (834,444)            763,003
                                                                                    ------------        ------------
      Net cash (used for) operating activities ...................................      (505,170)         (1,354,094)
                                                                                    ------------        ------------

Cash flows from investing activities:
   Capital expenditures ..........................................................      (496,149)           (406,527)
   Proceeds from sales of property, plant & equipment ............................        10,206                --
   Additions to other assets .....................................................      (738,536)           (101,830)
   Investment in preferred stock .................................................          --            (6,250,000)
   Investments in common stock ...................................................    (2,909,546)               --
   Proceeds from sale of investments in stock ....................................          --               374,400
   Proceeds from note receivable .................................................          --                10,570
                                                                                    ------------        ------------
      Net cash (used for) investing activities ...................................    (4,134,025)         (6,373,387)
                                                                                    ------------        ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options .......................................        23,112             375,277
                                                                                    ------------        ------------
      Net cash provided from financing activities ................................        23,112             375,277
                                                                                    ------------        ------------

Effect of exchange rate changes on cash ..........................................       (31,956)             35,804
                                                                                     -----------        ------------

Net (decrease) in cash and short-term investments ................................    (4,648,039)         (7,316,400)
   Cash and short-term investments, beginning of period ..........................    18,019,797           7,835,848
                                                                                    ------------        ------------
   Cash and short-term investments, end of period ................................  $ 13,371,758        $    519,448
                                                                                    ============       =============

Cash paid during the period:
   Interest                                                                         $          -        $      7,153
                                                                                     ===========        ============
   Income taxes                                                                     $  1,616,456        $    467,266
                                                                                     ===========        ============

                                    THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              March 31, 1995 and 1994
                                                    (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of March 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1995 and 1994 have been prepared by The Forschner Group, Inc. ("Forschner", the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and 1994 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1994. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     In the first quarter of 1995, Forschner purchased an additional 155,000 shares of common stock of Simmons Outdoor Corporation ("Simmons") for $1,072,000, increasing its percentage ownership to 20%. Also, in the three months ended March 31, 1995, Forschner increased its percentage ownership of the common stock of SweetWater, Inc. ("SweetWater") to 37% by purchasing an additional 300,000 shares for $1,837,000. In accordance with generally accepted accounting principles, as of March 31, 1995, these investments are being accounted for under the equity method, with Forschner recording its proportional share of net income or losses of these companies and amortization of goodwill related to the acquisition of the two investments. The total net impact for the quarter ended March 31, 1995 is recorded in other income (expense), net in the accompanying statements of operations. This includes a $635,000 non-recurring adjustment to record Forschner's share of earnings/losses of unconsolidated affiliates, less amortization of goodwill, computed from the date when Forschner first acquired stock in each of the companies through December 31, 1994. The accompanying balance sheet as of December 31, 1994 reflects adjustments necessary to show Forschner's investments in Simmons and Sweewater under the equity method.

SIGNIFICANT CUSTOMER

         A special promotional program with a single customer of the Corporate Markets Division accounted for 26% and 24% of total sales for the quarters ended March 31, 1995 and 1994, respectively. Sales to this customer under the existing program ended in March 1995, and no further programs currently are scheduled with this customer.

                      THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                    (unaudited)

RESULTS OF OPERATIONS

         Sales for the three months ended March 31, 1995 were $29.4 million compared with $27.0 million for the same period in 1994, representing an increase of $2.4 million or 8.6%. Special promotional programs with a single customer of the Corporate Markets Division accounted for 26% and 24% of sales for the first quarter of 1995 and 1994, respectively. An agreement with this customer in the fourth quarter of 1994 regarding a change in pricing on sales under an existing program adversely affected gross profit in the first quarter of 1995. Sales to this customer ended in March 1995, and no further programs currently are scheduled with this customer. Including results of this special promotional program, sales of Swiss Army Brand Watches and cutlery increased, while sales of Swiss Army Knives and Swiss Army Brand Sunglasses decreased from that in the same period of 1994. Excluding the impact of sales to this customer, the Company's sales were 4.8% higher than in the same quarter of 1994 with sales of Swiss Army Knives modestly lower than in the first quarter of 1994 and watch sales slightly higher. Cutlery sales recorded strong growth over the 1994 quarter.

         Gross profit of $10.7 million for the quarter ended March 31, 1995 decreased $0.1 million or 0.7% from 1994. The gross profit margin for the first quarter of 1995 of 36.4% was lower than the margin of 39.8% reported for the same period in 1994, primarily due to the impact in 1995 of a change in pricing on sales under the major promotional program with a single large customer of the Corporate Markets Division. Forschner's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since Forschner imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The weakness of the U.S. dollar in relation to the Swiss franc was not a factor in the first quarter of 1995 since inventory that was sold had been paid for with Swiss francs purchased at favorable rates. However, unless the exchange rate between the U.S. dollar and Swiss franc improves substantially in favor of the dollar, continuing weakness will have an adverse impact on earnings starting in the second quarter.

         Selling, general and administrative expenses for the three months ended March 31, 1995 of $9.1 million were $0.9 million or 11% higher than the amount for the comparable period in 1994. As a percentage of net sales, selling general and administrative expenses increased from 30.3% in 1994 to 31.1% in 1995. The dollar increase in expenses resulted primarily from personnel costs related to increases in Forschner's sales force and increased advertising expenses.

         Net interest income was $251,000 for the three months ended March 31, 1995 versus $7,000 in the same period for the prior year, reflecting higher invested cash balances and rates of return. Other income (expense), net of $364,000 for 1995 exceeded the $71,000 amount in the prior year by $293,000, due primarily to a $635,000 one-time favorable impact of recognizing Forschner's cumulative share of net income, less amortization of goodwill, of Forschner's two equity investments.

         As a result of these changes, income before income taxes for the three months ended March 31, 1995 was $2.2 million versus $2.7 million for the same period in the prior year, a decrease of $0.5 million or 17%.

         Income tax expense was provided at an effective rate of 42.1% in both 1995 and 1994.

         As a result, net income of $1.3 million in 1995 compared with $1.5 million for the quarter ended March 31, 1994, for a decrease of 17%.

     Net income per share for the three months ended March 31, 1995 was $0.15 compared with $0.21 for the same period in 1994, a 26% decrease.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1995, Forschner had working capital of $52.3 million compared with $54.7 million as of December 31, 1994, a decrease of $2.4 million principally due to the Company's investment activity during the quarter. Sources of working capital included net income of $1.3 million plus depreciation and amortization of $.8 million less the non-cash equity in earnings and goodwill of unconsolidated affiliates of $.4 million. Significant uses of working capital included the Company's $2.9 million increased investment in the common stock of Simmons Outdoor Corporation and SweetWater, Inc., $.7 million increase in other assets and capital expenditures of $.5 million. The Company currently has no material commitments for capital expenditures.

         Cash used in operating activities was approximately $.5 million in the quarter ended March 31, 1995 compared with $1.4 million in the comparable period in 1994. The improvement resulted primarily from larger collections of accounts receivable in the first quarter of 1995 than in the comparable period of 1994 and a smaller decrease in accounts payable in 1995 than in 1994 which included payments of a large dollar amount of invoices pertaining to 1993. Partially offsetting this impact was a larger buildup in inventories in 1995 than in 1994, a larger reduction of accrued liabilities in 1995 than in the prior year, an increase in the prepaid expense account in 1995 versus a decrease in 1994 and a reduction in taxes payable in 1995 compared with an increase in 1994.

         Forschner meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of March 31, 1995, Forschner had no outstanding borrowings under its revolving line of credit, leaving an unused line of $15 million. Forschner's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company's current liquidity levels and financial resources are sufficient to meet its operating needs.

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         a.)      Exhibits

                   (2)     Not Applicable

                   (4)     Not Applicable

                  (11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

                  (15)     Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (20)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (25)     Not Applicable

                  (28)     Not Applicable

         b.) There were no reports or exhibits on Form 8-K for the three months ended March 31, 1995.

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                           THE FORSCHNER GROUP, INC.
                                           (Registrant)

 Date:  May 12, 1995                         By /s/ Thomas D. Cunningham
                                             Name:  Thomas D. Cunningham
                                             Title: Executive Vice President,
                                             Principal Financial Officer
                                             and a Director

                                             By /s/ Thomas M. Lupinski
                                             Name:  Thomas M. Lupinski
                                             Title: Senior Vice President,
                                             Controller