Form 10-Q
period 1995-06-30
FORSCHNER GROUP INC
filed 1995-08-11
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              -------------------

                                   FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995

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

         The number of shares of Issuer's Common Stock, $.10 par value, outstanding on July 31, 1995, was 8,185,360 shares.

                           THE FORSCHNER GROUP, INC.
                                AND SUBSIDIARIES
                                     INDEX


PART I:  FINANCIAL INFORMATION                                         Page No.

Item 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of
                  June 30, 1995 and December 31, 1994.                   3 - 4

                  Consolidated Statements of Operations for the
                  three and six months ended June 30, 1995 and 1994.       5

                  Consolidated Statements of Stockholders' Equity
                  for the six months ended June 30, 1995 and 1994.         6

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1995 and 1994.                 7

                  Notes to Consolidated Financial Statements             8 - 9

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                            10 - 12

Part II:          OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                        13

Signatures                                                                14

The Exhibit Index appears on page 13.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     Assets


                                        At June 30,       At December 31,
                                           1995                1994
                                       (unaudited)
                                        -----------         ------------
Current assets:
   Cash and short-term investments       $7,286,580          $18,019,797

   Accounts receivable, less
    allowance for doubtful accounts
    of $600,000 and $755,000,            19,686,609           29,606,328
    respectively

   Inventories                           42,350,599           27,862,105

   Deferred income tax benefits           2,412,812            2,467,440

   Prepaid and other                      2,510,822              685,273
                                        ------------         -----------

      Total current assets               74,247,422           78,640,943
                                        ------------         -----------

Deferred income tax benefits                138,892               56,634

Property, plant and equipment, at cost:
   Leasehold improvements                   772,799              658,842
   Equipment                              5,713,295            5,189,298
   Furniture and fixtures                 1,339,063            1,256,462
                                        -----------           ----------
                                          7,825,157            7,104,602

   Less-accumulated depreciation         (3,632,546)          (2,876,944)
                                        -----------           ----------
                                          4,192,611            4,227,658
                                        -----------           ----------

Investments in equity securities,
   at cost                                7,518,990            7,002,990

Investments in unconsolidated
   affiliates                             7,392,189            4,463,080

Foreign distribution rights, net of
   accumulated amortization of $1,503,198
   and $1,165,129, respectively           5,239,154            5,579,079


Other assets, net of accumulated
   amortization of $2,663,236 and
   $2,159,756, respectively               6,573,209            5,737,337
                                        -----------          -----------

Total Assets                           $105,302,467         $105,707,721
                                       ============        ============

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity


                                        At June 30           At December 31,
                                            1995                  1994
                                        (unaudited)
                                        ------------          ------------
Current liabilities:
   Accounts payable                      $14,321,166           $14,057,507

   Accrued liabilities                     7,679,501             8,651,738

   Income taxes payable                       -                  1,223,193
                                        -------------        -------------


     Total current liabilities            22,000,667            23,932,438
                                        -------------        -------------

Commitments and contingencies

Stockholder' equity
   Preferred stock, par value $.10
      per share: shares authorized -
      2,000,000; no shares issued             -                      -

   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued -
      8,799,468 and 8,796,968,
      respectively                           879,947               879,697

   Additional paid-in capital             45,889,676            45,866,814

   Foreign currency translation
      adjustment                             (13,645)              (28,085)

   Retained earnings                      41,659,289            40,170,324
                                       -------------         -------------
                                          88,415,267            86,888,750

   Less-cost of common stock in
      treasury; 614,108 shares            (5,113,467)           (5,113,467)
                                       -------------         -------------

Total stockholders' equity                83,301,800            81,775,283
                                       -------------         -------------

Total Liabilities and
 Stockholders' Equity                   $105,302,467          $105,707,721
                                       =============         =============

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                1995         1994         1995         1994
                            ------------  -----------  ----------   -----------



Net sales                    $25,925,259  $39,935,320  $55,294,980  $66,984,358

Cost of sales                 17,209,810   26,559,947   35,878,937   42,835,995
                              ----------   ----------   ----------   ----------

Gross profit                   8,715,449   13,375,373   19,416,043   24,148,363

Selling, general
 and administrative
 expenses                      8,011,483   11,010,140   17,132,520   19,203,557
                              ----------   ----------   ----------   ----------

Operating income                 703,966    2,365,233    2,283,523    4,944,806

Interest (expense)               (18,534)      (5,182)     (18,534)     (12,335)

Interest income                  165,438        4,973      416,304       19,225

Other income (expense), net
                                (312,097)      18,645       52,312       90,045
                               ----------  ----------    ---------    ---------

Total interest and
  other income, net             (165,193)      18,436      450,082       96,935
                                --------    ---------    ---------    ---------

Income before income taxes       538,773    2,383,669    2,733,605    5,041,741

Income tax provision             320,590    1,003,525    1,244,640    2,122,573
                                --------    ---------    ---------    ---------


Net income                      $218,183   $1,380,144   $1,488,965   $2,919,168
                                ========   ==========   ==========   ==========
Net income per share               $0.03        $0.17        $0.18        $0.38
                                ========   ==========   ==========   ==========

Weighted average number of
   shares outstanding          8,202,333    8,061,638    8,219,643    7,596,585
                               =========    =========    =========    =========





                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                               Common Stock                        Foreign
                              Par Value $.10       Additional     Currency
                              --------------         Paid-In     Translation      Retained      Treasury
                             Shares     Amount       Capital      Adjustment      Earnings        Stock
                          ----------------------   -----------     ----------    ----------    -----------



BALANCE
December 31, 1993           7,648,968   $764,897   $34,520,872     $(6,829)      $30,810,594   $(5,472,110)
Net income for
   six months ended
   June 30, 1994
   (unaudited)                      -          -             -           -         2,919,168              -
Stock options and
   warrants exercised       1,086,000    108,600    10,279,177           -                 -              -
Issuance of common stock
   from treasury                    -          -       391,360           -                 -        358,643
Foreign currency
   translation adjustment           -          -             -      (6,574)                -              -
                           ----------  ---------   -----------    ---------        ---------     -----------

BALANCE, June 30,
1994 (unaudited)            8,734,968   $873,497     45,191,409   $(13,403)       33,729,762    $(5,113,467)
                        ============= ============  ===========  ==========       ==========  ==============

BALANCE
December 31, 1994           8,796,968   $879,697    $45,866,814   $(28,085)      $40,170,324    $(5,113,467)
Net income for
   six months ended
   June 30, 1995
   (unaudited)                      -          -              -          -         1,488,965              -
Stock options exercised         2,500        250         22,862          -                 -              -
Foreign currency
   translation adjustment           -          -              -      14,440                -              -
                         ------------  ---------    -----------   ---------       ----------    ------------


BALANCE, June  30,
1995 (unaudited)            8,799,468   $879,947    $45,889,676    $(13,645)     $41,659,289     $(5,113,467)
                         ============  =========    ===========   ==========      ==========    =============



                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                          Six months ended
                                                               June 30,
                                                          1995              1994
                                                      ------------      -----------


Cash flows from operating activities:
   Net income                                          $ 1,488,965      $ 2,919,168
   Adjustments to reconcile net income to cash
   (used for) operating activities:
      Depreciation and amortization                      2,081,723        1,464,615
      Equity in earnings of unconsolidated
         subsidiaries, net of goodwill amortization        (19,562)               -
      Deferred income taxes                                134,858         (125,539)
      Treasury shares contributed to charitable
         foundation                                              -          750,003
      Gain on sale of partial investment in stock                -          (36,720)
                                                      -----------      ------------
                                                         3,685,984        4,971,527


Changes in other current assets and liabilities:
   Accounts receivable                                   9,947,125       (2,400,409)
   Inventories                                         (14,488,494)      (3,989,564)
   Prepaid and other                                    (1,825,549)       2,400,233
   Accounts payable                                        263,659       (3,182,432)
   Accrued liabilities                                    (972,237)       1,182,459
   Income taxes payable                                 (1,223,193)        (400,000)
                                                    ---------------   --------------
      Net cash (used for) operating activities          (4,612,705)      (1,418,186)
                                                    ---------------   --------------

Cash flows from investing activities:
   Capital expenditures                                   (743,960)        (787,193)
   Proceeds from sales of property, plant & equipment       10,206                -
   Additions to other assets                            (1,432,689)        (159,956)
   Investment in preferred stock                                 -       (6,250,000)
   Investments in common stock                          (3,821,287)               -
   Proceeds from sale of investments in stock                    -          374,400
   Proceeds from note receivable                                 -           21,141
                                                       ------------  --------------
      Net cash (used for) investing activities          (5,987,730)      (6,801,608)
                                                       ------------  --------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                  23,112        10,387,777
                                                    --------------   ---------------
      Net cash provided from financing activities           23,112        10,387,777
                                                    --------------    --------------


Effect of exchange rate changes on cash                  (155,894)            63,455
                                                     -------------   ---------------

Net increase (decrease) in cash and short-term
    investments                                       (10,733,217)         2,231,438
   Cash and short-term investments,
    beginning of period                                18,019,797          7,835,848
                                                    --------------     --------------
   Cash and short-term investments,
    end of period                                    $  7,286,580        $10,067,286
                                                    =============       =============


Cash paid during the period:
   Interest                                          $     18,534        $    12,335
                                                    =============       =============
   Income taxes                                      $  2,546,571        $ 1,888,098
                                                    =============       =============

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1995 and 1994
                                  (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements included in this Form 10-Q have been prepared by The Forschner Group, Inc. ("Forschner", the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1994. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES

         Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Had the first-in, first-out (FIFO) method been used to value domestic inventories as of June 30, 1995 and 1994, the balance at which inventories are stated would have been $2,683,000 and $2,487,000 higher, respectively. Foreign inventories are valued at the lower or cost or market determined by the FIFO method. Inventories principally consist of finished goods and packaging material.

INVESTMENTS

         Investments is comprised of the following as of June 30, 1995 and December 31, 1994:

                                                   June 30,        December 31,
                                                     1995              1994
                                                ------------------------------

Investment in preferred stock, at cost (A)        $7,002,990        $7,002,990
Investment in common stock, at cost  (B)             516,000            -
                                                  ----------        ----------
Total investments in equity securities, at cost   $7,518,990        $7,002,990
                                                  ==========        ==========
Investments in unconsolidated affiliates (C)      $7,392,189        $4,463,080

(A) Represents Forschner's investment in Forschner Enterprises, Inc., a privately held corporation. Forschner's preferred stock has cumulative dividends and voting rights. Forschner is accounting for this investment on the cost basis.

(B) Represents Forschner's investment in a development stage company involved in the design, manufacture and marketing of fine jewelry. As of June 30, 1995, Forschner owned 19.0% of the outstanding common stock of this company and accounts for the investment on the cost basis.

(C) Includes Forschner's investments in Simmons Outdoor Corporation ("Simmons") and SweetWater, Inc ("SweetWater"). In the first quarter of 1995, Forschner increased its percentage ownership of Simmons to 20% and SweetWater to 37%. In accordance with generally accepted accounting principles, as of March 31, 1995, these investments were accounted for under the equity method, with Forschner recording its proportional share of net income or losses of these companies and amortization of goodwill related to the acquisition of the two investments. The total net impact for the six months ended June 30, 1995 is recorded in other income (expense), net in the accompanying statement of operations, including a $635,000 one-time favorable impact of Forschner's share of net income of both of these companies, less amortization of goodwill, computed from the date when Forschner first acquired stock in each of the companies. The accompanying balance sheet as of December 31, 1994 reflects adjustments necessary to show Forschner's investments in Simmons and SweetWater on a cost basis instead of at market as previously shown in the Company's Form 10-K.

SIGNIFICANT CUSTOMER

         Special promotional programs with a single customer of the Corporate Markets Division accounted for 0% and 42% of total sales for the quarter ended June 30, 1995 and 1994, respectively, and 14% and 34% of total sales for the six months ended June 30, 1995 and 1994, respectively. The Company is not participating in a program with this customer currently, nor are any programs currently scheduled for the remainder of 1995 with this customer.

INCOME TAXES

         Income taxes are provided at the projected annual effective tax rate. The income tax provisions for the interim 1995 and 1994 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit), foreign tax rate differences and, in 1995, to the non-deductibility of equity in losses of unconsolidated affiliates.

EARNINGS PER COMMON SHARE

         The weighted average number of shares of common stock outstanding include the dilutive effect of stock options outstanding. The fully diluted earnings per share amount for both periods is the same as primary earnings per share.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (unaudited)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1995 and 1994

         Sales for the three months ended June 30, 1995 were $25.9 million compared with $39.9 million for the same period a year ago, representing a decrease of $14.0 million or 35%. Sales comparisons with the second quarter of 1994 are significantly impacted by the exceptional promotional program for a single customer of the Corporate Markets Division which began in 1994 and concluded at the end of the first quarter of 1995. The promotional program accounted for 42% of the Company's sales for the second quarter of 1994 versus zero in 1995. Excluding the impact of this promotional program on results for the 1994 period, sales increased in the three months ended June 30, 1995. However, with the end of the program, sales for the second quarter decreased substantially. Including results of the special promotional program, sales of Swiss Army Knives, Swiss Army Brand Watches and Swiss Army Brand Sunglasses decreased while sales of cutlery increased. Excluding the impact of sales to this customer, the Company's sales were 11% higher than in the second quarter of 1994, with increases among all major products.

         Gross profit of $8.7 million for the three months ended June 30, 1995 decreased $4.7 million or 35% from 1994. The decrease relates principally to the impact of sales decreases previously discussed. The gross profit margin for the second quarter of 1995 of 33.6% was comparable to the margin of 33.5% reported for the same period of 1994. Forschner's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since Forschner imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The weakness of the U.S. dollar in relation to the Swiss franc began to impact Forschner's gross margin in the second quarter of 1995, and unless the exchange rate between the U.S. dollar and Swiss franc improves substantially in favor of the dollar, continuing weakness will have a significant adverse impact on earnings in the second half of the year.

         Selling, general and administrative expenses for the three months ended June 30, 1995 of $8.0 million were $3.0 million or 27% lower than the amount for the comparable period in 1994, which included a special charitable contribution of $1.5 million. The remaining $1.5 million decrease in expenses resulted primarily from decreased national advertising and lower printed material costs offset slightly by personnel costs related to an increase in Forschner's direct sales force. As a percentage of net sales, selling, general and administrative expenses (including the charitable contribution) increased from 27.6% in 1994 to 30.9% in 1995.

         Due to higher invested cash balances in the three months ended June 30, 1995 than in the comparable period of 1994, interest income of $165,000 in 1995 exceeded the $5,000 recorded in the year earlier period.

     Other expense of $312,000 for the quarter ended June 30, 1995 was $331,000 lower than the $18,000 of income for the same period in 1994, due to recognition of Forschner's share of losses in its equity investment SweetWater, Inc., offset somewhat by its share of income of its other equity investment, Simmons Outdoor Corporation, and amortization of goodwill relating to the two investments.

         As a result of these changes, income before income taxes for the quarter ended June 30, 1995 was $0.5 million versus $2.4 million for the same period in 1994, for a decrease of $1.9 million or 77%.

         Income tax expense was provided at an effective rate of 59.6% for the three months ended June 30, 1995, versus 42.1% in 1994, with the increase related primarily to the non-deductibility of Forschner's share of losses and amortization of goodwill relating to its equity investments.

         Net income was $0.2 million for the three months ended June 30, 1995 versus $1.4 million in the comparable period of 1994, representing a decrease of $1.2 million or 84%.

         On a per share basis for the quarter ended June 30, 1995, net income was $0.03 compared with $0.17 in 1994, an 82% decrease.

Comparison of the Six Months Ended June 30, 1995 and 1994

         Sales for the six months ended June 30, 1995 were $55.3 million compared with $67.0 million for the same period a year ago, representing a decrease of $11.7 million or 18%. Sales comparisons with the first half of 1994 are significantly impacted by the exceptional promotional program for a single customer of the Corporate Markets Division which began in 1994 and concluded at the end of the first quarter of 1995. The promotional program accounted for 34% of the Company's sales for the first half of 1994 versus 14% in 1995. Excluding the impact of this promotional program on results for the 1994 period, sales increased 8% in the six months ended June 30, 1995. However, with the end of the program, sales for the first half decreased 18%. Including results of the special promotional program, sales of Swiss Army Knives, Swiss Army Brand Watches and Sunglasses decreased while sales of cutlery increased. Excluding the impact of sales to this customer, the Company's sales of Swiss Army Knives were modestly higher than in the first half of 1994. Swiss Army Brand Watch sales and sales of cutlery also posted increases.

         Gross profit of $19.4 million for the six months ended June 30, 1995 decreased $4.7 million or 20% from 1994. The decrease relates principally to sales decreases previously discussed, reduced gross profit margins on sales to the promotional customer and the negative impact of a weaker U.S. dollar against the Swiss franc. The gross profit margin for the first half of 1995 of 35.1% was down slightly from the margin of 36.1% reported for the same period of 1994. Forschner's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since Forschner imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The weakness of the U.S. dollar in relation to the Swiss franc began to impact Forschner's gross margin in the second quarter of 1995, and unless the exchange rate between the U.S. dollar and Swiss franc improves substantially in favor of the dollar, continuing weakness will have a significant adverse impact on earnings in the second half of the year.

     Selling, general and administrative expenses for the six months ended June 30, 1995 of $17.1 million were $2.1 million or 11% lower than the amount for the comparable period in 1994, which included a special charitable contribution of $1.5 million. The remaining $0.6 million decrease in expenses resulted primarily from decreased national advertising and lower printed material costs offset somewhat by personnel costs related to an increase in Forschner's direct sales force. As a percentage of net sales, selling, general and administrative expenses (including the charitable contribution) increased from 28.7% in 1994 to 31.0% in 1995.
                                       11

         Due to higher invested cash balances in the six months ended June 30, 1995 than in the comparable period of 1994, interest income of $416,000 in 1995 exceeded the $19,000 recorded in the year earlier period.

         Other income of $52,000 for the six months ended June 30, 1995 was $38,000 lower than the $90,000 of income for the same period in 1994, due to recognition of Forschner's share of losses in its equity investment SweetWater, Inc. and amortization of goodwill relating to its two equity investments, offset somewhat by its share of income of its other equity investment, Simmons Outdoor Corporation, and the one-time favorable impact of recognizing Forschner's cumulative share of net income, less amortization of goodwill, of Forschner's two equity investments.

         As a result of these changes, income before income taxes for the six months ended June 30, 1995 was $2.7 million versus $5.0 million for the same period in 1994, a decrease of $2.3 million or 46%.

         Income tax expense was provided at an effective rate of 45.5% for the six months ended June 30, 1995, versus 42.1% in 1994, with the increase related primarily to the non-deductibility of Forschner's share of losses and amortization of goodwill relating to its equity investments.

         Net income was $1.5 million for the six months ended June 30, 1995 versus $2.9 million in the comparable period of 1994, representing a decrease of $1.4 million or 49%.

         On a per share basis for the six months ended June 30, 1995, net income was $0.18 compared with $0.38 in 1994, a 53% decrease.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995, Forschner had working capital of $52.2 million compared with $54.7 million as of December 31, 1994, a decrease of $2.5 million principally due to investments the Company made during the six months ended June 30, 1995. Sources of working capital included net income of $1.5 million and depreciation and amortization of $2.1 million. Significant uses of working capital included the Company's $3.8 million increase in the common stock investments of Simmons Outdoor Corporation and SweetWater, Inc. and capital expenditures and additions to other assets of $2.2 million. The Company currently has no material commitments for capital expenditures.

         Cash used in operating activities was approximately $4.6 million in the six months ended June 30, 1995 compared with $1.4 million in the comparable period in 1994. The increased usage of cash in operations resulted from a much larger increase in inventories in 1995 than in the prior year, an increase in prepaid expenses versus a decrease in 1994, a decrease in accrued liabilities versus an increase in 1994 and a larger decrease in taxes payable in 1995 than in 1994, all of which were somewhat offset by a reduction in accounts receivable versus an increase in 1994, an increase in accounts payable versus a decrease in 1994 and lower net income in 1995 than in 1994.

         Forschner meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of June 30, 1995, Forschner had no outstanding borrowings under its revolving line of credit, leaving an unused line of $15 million. Forschner's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes that cash generated from operations and borrowings under its credit facility will be sufficient to meet the Company's anticipated operating and capital needs through the expiration of the revolving credit agreement in April 1996.

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         A.)      Exhibits

                   (2)     Not Applicable

                   (3)     Not Applicable

                   (4)     Not Applicable

                  (10) Agreement dated June 30, 1995 between The Forschner Group, Inc. and Bill-Mar Specialty Company, Inc.

                  (11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

                  (15)     Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (22)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (27)     Financial Data Schedule

                  (28)     Not Applicable

         B.) There were no reports or exhibits on Form 8-K filed for the three months ended June 30, 1995.

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE FORSCHNER GROUP, INC.
                                     (Registrant)

                                      By /s/ Thomas D. Cunningham
Date:  August 9, 1995                 ---------------------------
                                      Name:  Thomas D. Cunningham
                                      Title: Executive Vice President,
                                      Principal Financial Officer
                                      and a Director

                                      By /s/ Thomas M. Lupinski
                                      --------------------------
                                      Name:  Thomas M. Lupinski
                                      Title:  Senior Vice President, Controller