Form 10-Q
period 1995-09-30
FORSCHNER GROUP INC
filed 1995-11-13
CIK 731947

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              -------------------

                                   FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1995

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

                                                                 Yes  X    No
                                                                     ----    --
                  The number of shares of Issuer's Common Stock, $.10 par value, outstanding on October 31, 1995, was 8,186,610 shares.

                           THE FORSCHNER GROUP, INC.
                                AND SUBSIDIARIES
                                     INDEX

PART I:  FINANCIAL INFORMATION                                       Page No.
                                                                     --------
Item 1.               FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of
                  September 30, 1995 and December 31, 1994.           3 - 4

                  Consolidated Statements of Operations for the
                  three and nine months ended September 30, 1995
                  and 1994.                                               5

                  Consolidated Statements of Stockholders' Equity
                  for the nine months ended September 30, 1995
                  and 1994.                                               6

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1995 and 1994.          7

                  Notes to Consolidated Financial Statements          8 - 9

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                        10 - 13

Part II:  OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                       13

Signatures                                                               14

The Exhibit Index appears on page 13.


                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     Assets

                                            September 30,           December 31,
                                                1995                   1994
                                             ------------           ------------
                                             (unaudited)
Current assets:
   Cash and short-term investments               $687,787           $18,019,797
   Accounts receivable, less
     allowance for doubtful accounts
     of $675,000 and $755,000,                 26,184,488            29,606,328
     respectively
   Inventories                                 43,088,874            27,862,105
   Deferred income tax benefits                 2,243,818             2,467,440
   Prepaid and other                            2,451,100               685,273
                                               ----------          ------------
      Total current assets                     74,656,067            78,640,943
                                               ----------          ------------
Deferred income tax benefits                      138,892                56,634
Property, plant and equipment, at cost:
   Leasehold improvements                         812,197               658,842
   Equipment                                    5,838,616             5,189,298
   Furniture and fixtures                       1,407,583             1,256,462
                                               ----------          ------------
                                                8,058,396             7,104,602
   Less-accumulated depreciation               (4,026,264)           (2,876,944)
                                               ----------          ------------
                                                4,032,132             4,227,658
                                               ----------          ------------
Investments in equity securities, at cost       7,518,990             7,002,990
Investments in unconsolidated affiliates        7,072,925             4,463,080
Foreign distribution rights, net of
   accumulated amortization of $1,673,968
   and $1,165,129, respectively                 5,069,496             5,579,079
Other assets, net of accumulated
   amortization of $2,923,477 and
   $2,159,756, respectively                     6,307,384             5,737,337
                                             ------------          ------------
Total Assets                                 $104,795,886          $105,707,721
                                             ============          ============

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity


                                            September 30,           December 31,
                                                1995                   1994
                                             ------------           ------------
                                             (unaudited)

Current liabilities:
   Accounts payable                             $9,675,993          $14,057,507
   Accrued liabilities                           8,358,053            8,651,738
   Income taxes payable                            --                 1,223,193

   Short-term borrowings                         3,250,000               --
                                              ------------         ------------
     Total current liabilities                  21,284,046           23,932,438
                                              ------------         ------------
Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.1
     per share: shares authorized                  --                    --
     2,000,000;  no shares issued
   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued -
      8,799,468 and 8,796,968, respectively        879,947              879,697
   Additional paid-in capital                   45,889,676           45,866,814
   Foreign currency translation adjustment             105              (28,085)
   Retained earnings                            41,855,579           40,170,324
                                              ------------         ------------
                                                88,625,307           86,888,750
   Less-cost of common stock in
      treasury; 614,108 shares                  (5,113,467)          (5,113,467)
                                              ------------         ------------
Total stockholders' equity                      83,511,840           81,775,283
                                              ------------         ------------
Total Liabilities and Stockholders' Equity    $104,795,886         $105,707,721
                                              ============         ============

                                       4

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                           Three Months Ended                          Nine Months Ended
                                                               September 30,                               September 30,
                                                          1995              1994                     1995                 1994
                                                   ----------------- ----------------         -----------------     ---------------


Net sales                                            $30,186,155          $37,264,291           $85,481,135          $104,248,649

Cost of sales                                         19,720,049           22,051,944            55,598,986            64,887,939
                                                     -----------          -----------           -----------          ------------
Gross profit                                          10,466,106           15,212,347            29,882,149            39,360,710
Selling, general and administrative
expenses                                               9,636,030            9,454,151            26,768,550            28,657,708
                                                     -----------          -----------           -----------          ------------

Operating income                                         830,076            5,758,196             3,113,599            10,703,002
Interest income (expense), net                            21,000              154,540               418,770               161,430
Equity interest in unconsolidated
affiliates                                              (319,218)              --                  (299,702)                 --
Other income (expense), net                                8,473               14,590                41,269               104,635
                                                     -----------          -----------           -----------          ------------

Total other income (expense), net                       (289,745)             169,130               160,337               266,065
                                                     -----------          -----------           -----------          ------------

Income before income taxes                               540,331            5,927,326             3,273,936            10,969,067
Income tax provision                                     344,041            2,495,404             1,588,681             4,617,977
                                                     -----------          -----------           -----------          ------------

Net income                                              $196,290           $3,431,922            $1,685,255            $6,351,090
                                                     ===========          ===========           ===========          ============


Net income per share                                       $0.02                $0.42                 $0.20                 $0.81
                                                     ===========          ===========           ===========          ============

Weighted average number of
   shares outstanding                                  8,252,978            8,205,862             8,231,012             7,881,576
                                                     ===========          ===========           ===========          ============

                                THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                  Common Stock                              Foreign
                                                  Par Value $.10          Additional       Currency
                                             ---------------------          Paid-In       Translation      Retained       Treasury
                                             Shares           Amount        Capital        Adjustment      Earnings        Stock
                                             ------           ------      ----------      -----------      ---------     ----------
BALANCE
December 31, 1993 .....................      7,648,968        $764,897    $34,520,872       $ (6,829)    $30,810,594    $(5,472,110)
Net income for
   nine months ended
   September 30, 1994
   (unaudited) ........................           --              --             --             --         6,351,090           --
Stock options and
   warrants exercised .................      1,111,000         111,100     10,467,657           --              --             --
Issuance of common stock
   from treasury ......................           --              --          391,360           --              --          358,643
Foreign currency
   translation adjustment .............           --              --             --            7,058            --             --
                                             ---------        --------    -----------       --------     -----------    -----------

BALANCE, September
30, 1994 (unaudited) ..................      8,759,968        $875,997    $45,379,889       $    229     $37,161,684    $(5,113,467)
                                             =========        ========    ===========       ========     ===========    ===========

BALANCE
December 31, 1994 .....................      8,796,968        $879,697    $45,866,814       $(28,085)    $40,170,324    $(5,113,467)
Net income for
   nine months ended
   September 30, 1995
   (unaudited) ........................           --              --             --             --         1,685,255           --
Stock options exercised ...............          2,500             250         22,862           --              --             --
Foreign currency
   translation adjustment .............           --              --             --           28,190            --             --
                                             ---------        --------    -----------       --------     -----------    -----------
BALANCE, September
30, 1995 (unaudited) ..................      8,799,468        $879,947    $45,889,676       $    105     $41,855,579    $(5,113,467)
                                             =========        ========    ===========       ========     ===========    ===========

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                   1995               1994
                                                                                   ----               ----
Cash flows from operating activities:
   Net income                                                                  $  1,685,255       $ 6,351,090
   Adjustments to reconcile net income to net cash
   provided from (used for) operating activities:
      Depreciation and amortization                                               2,421,880         2,156,252
      Equity interest in unconsolidated affiliates                                  299,702            --
      Deferred income taxes                                                         141,364          (125,539)
      Treasury shares contributed to charitable                                       --              750,003
foundation                                                                            --              (36,720)
                                                                               ------------       -----------
      Gain on sale of partial investment in stock                                 4,548,201         9,095,086
Changes in other current assets and liabilities:
   Accounts receivable                                                            3,477,571        (1,791,936)
   Inventories                                                                  (15,146,112)       (4,379,938)
   Prepaid and other                                                             (1,765,827)        2,131,886
   Accounts payable                                                              (4,385,566)          575,464
   Accrued liabilities                                                             (298,284)        2,229,284
   Income taxes payable                                                          (1,223,193)         (400,000)
                                                                               ------------       -----------
      Net cash provided from (used for) operating
       activities                                                               (14,793,210)        7,459,846
                                                                               ------------       -----------
Cash flows from investing activities:
   Capital expenditures                                                            (953,794)       (1,322,253)
   Additions to other assets                                                     (1,333,024)       (1,205,165)
   Investment in preferred stock                                                      --           (6,250,000)
   Investments in common stock                                                   (3,425,547)            --
   Proceeds from sale of investments in stock                                         --              374,400
   Proceeds from note receivable                                                      --              186,120
                                                                               ------------       -----------
      Net cash (used for) investing activities                                   (5,712,365)       (8,216,898)
                                                                               ------------       -----------
Cash flows from financing activities:
   Increase in notes payable                                                      3,250,000             --
   Proceeds from exercise of stock options                                           23,112        10,578,757
                                                                               ------------       -----------
      Net cash provided from financing activities                                 3,273,112        10,578,757
                                                                               ------------       -----------

Effect of exchange rate changes on cash                                             (99,547)          175,181
                                                                               ------------       -----------

Net increase (decrease) in cash and short-term investments                      (17,332,010)        9,996,886
   Cash and short-term investments, beginning of period                          18,019,797         7,835,848
                                                                               ------------       -----------
   Cash and short-term investments, end of period                              $    687,787       $17,832,734
                                                                               ============       ===========

Cash paid during the period:
   Interest                                                                    $     24,395       $    34,401
                                                                               ============       ===========
   Income taxes                                                                $  2,821,410       $ 4,232,013
                                                                               ============       ===========

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1995 and 1994
                                  (unaudited)

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

INVENTORIES

     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Had the first-in, first-out (FIFO) method been used to value domestic inventories as of September 30, 1995 and December 31, 1994, the balance at which inventories are stated would have been $2,858,500 and $2,407,000 higher, respectively. Foreign inventories are valued at the lower or cost or market determined by the FIFO method. Inventories principally consist of finished goods and packaging material.

INVESTMENTS

         Investments are comprised of the following as of September 30, 1995 and December 31, 1994:

                                                     September 30,   December 31,
                                                         1995            1994
                                                     -------------   ------------
Investment in preferred stock, at cost (A)             $7,002,990     $7,002,990
Investment in common stock, at cost  (B)                  516,000        --
                                                       ----------     ----------
Total investments in equity securities,
   at  cost                                            $7,518,990     $7,002,990
                                                       ==========     ==========
                                                       $7,072,925     $4,463,080
Investments in unconsolidated affiliates (C)


(A) Represents Forschner's investment in Forschner Enterprises, Inc., a privately held corporation. Forschner's preferred stock has cumulative dividends and voting rights. Forschner is accounting for this investment on the cost basis.

(B) Represents Forschner's investment in a development stage company involved in the design, manufacture and marketing of fine jewelry. As of September 30, 1995, Forschner owned 19.0% of the outstanding common stock of this company and accounts for the investment on the cost basis.


(C) Includes Forschner's investments in Simmons Outdoor Corporation ("Simmons") and SweetWater, Inc ("SweetWater"). In the first quarter of 1995, Forschner increased its percentage ownership of Simmons to 20% and SweetWater to 37%. In accordance with generally accepted accounting principles, as of March 31, 1995, these investments were accounted for under the equity method, with Forschner recording its proportional share of net income or losses of these companies and amortization of goodwill related to the acquisition of the two investments. The total net impact for the nine months ended September 30, 1995 is recorded in equity interest in unconsolidated affiliates in the accompanying statement of operations, including a $635,000 one-time favorable impact of Forschner's share of net income of both of these companies, less amortization of goodwill, computed from the date when Forschner first acquired stock in each of the companies. The accompanying balance sheet as of December 31, 1994 reflects adjustments necessary to show Forschner's investments in Simmons and SweetWater on a cost basis instead of at market as previously shown in the Company's Form 10-K.

SIGNIFICANT CUSTOMER

     Special promotional programs with a single customer of the Corporate Markets Division accounted for 0% and 21% of total sales for the quarter ended September 30, 1995 and 1994, respectively, and 9% and 30% of total sales for the nine months ended September 30, 1995 and 1994, respectively. The Company is not participating in a program with this customer currently, nor are any programs currently scheduled with this customer.

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

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (unaudited)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1995 and 1994

     Sales for the three months ended September 30, 1995 were $30.2 million compared with $37.3 million for the same period a year ago, representing a decrease of $7.1 million or 19%. Sales comparisons with the third quarter of 1994 are significantly impacted by the exceptional promotional program for a single customer of the Corporate Markets Division which began in 1994 and concluded at the end of the first quarter of 1995. The promotional program accounted for 21% of the Company's sales for the third quarter of 1994 versus zero in 1995. Including results of the special promotional program, sales for the third quarter of 1995 decreased 19% from the same period in 1994. Excluding the impact of sales to this customer in 1994, sales increased 3% in the third quarter of 1995 as compared to the corresponding period of 1994. This increase was due to an increase in Swiss Army Brand Watch sales offset by small decreases in Swiss Army Knives and cutlery, reflecting weakness in the retail marketplace.

     Gross profit of $10.5 million for the three months ended September 30, 1995 decreased $4.7 million or 31% from 1994. The decrease relates principally to the impact of sales decreases previously discussed. The gross profit margin for the third quarter decreased from 40.8% in 1994 to 34.7% in 1995, primarily the result of a weakening of the U.S. dollar in relation to the Swiss franc. Forschner's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since Forschner imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The weakness of the U.S. dollar in relation to the Swiss franc significantly impacted Forschner's gross margin in the third quarter of 1995, and unless the exchange rate between the U.S. dollar and Swiss franc improves substantially in favor of the dollar, continuing weakness will have a significant adverse impact on earnings for the rest of the year and on into 1996.

     Selling, general and administrative expenses for the three months ended September 30, 1995 of $9.6 million were $0.2 million or 2% higher than the amount for the comparable period in 1994. The increase in expenses resulted primarily from an increase in legal fees relating to the Company's ongoing trademark policing efforts and expenses relating to expanded display programs. As a percentage of net sales, selling, general and administrative expenses increased from 25.4% in 1994 to 31.9% in 1995.

     Due to lower invested cash balances through most of the third quarter in 1995 versus 1994 and to borrowings incurred in September 1995, net interest income of $21,000 in 1995 was $134,000, or 86% less than the amount recorded in the year earlier period.

     In the three months ended September 30, 1995, Forschner recorded $319,000 of equity interest in unconsolidated affiliates which consisted of the Company's share of losses in its equity investment SweetWater, Inc., offset somewhat by its share of income of its other equity investment, Simmons Outdoor Corporation, and amortization of goodwill relating to the two investments. No similar expense was recorded in 1994, as Forschner's ownership position was less than 20% in 1994, which required that these investments be accounted for at fair value.

     Other income (primarily royalties ) of $8,000 for the quarter ended September 30, 1995 was $7,000 lower than the $15,000 of income for the same period in 1994.

     As a result of these changes, income before income taxes for the quarter ended September 30, 1995 was $0.5 million versus $5.9 million for the same period in 1994, for a decrease of $5.4 million or 91%.

     Income tax expense was provided at an effective rate of 63.7% for the three months ended September 30, 1995, versus 42.1% in 1994, with the increase related primarily to the non-deductibility of Forschner's share of losses and amortization of goodwill relating to its equity investments.

     Net income was $0.2 million for the quarter ended September 30, 1995 versus $3.4 million in the comparable period of 1994, representing a decrease of $3.2 million or 94%.

         On a per share basis for the quarter ended September 30, 1995, net income was $0.02 compared with $0.42 in 1994, a 94% decrease.

Comparison of the Nine Months Ended September 30, 1995 and 1994

     Sales for the nine month period ended September 30, 1995 were $85.5 million compared with $104.2 million for the same period a year ago, representing a decrease of $18.8 million or 18%. Sales comparisons with the first half of 1994 are significantly impacted by the exceptional promotional program for a single customer of the Corporate Markets Division which began in 1994 and concluded at the end of the first quarter of 1995. The promotional program accounted for 30% of the Company's sales for the first nine months of 1994 versus 9% in 1995. Including results of the special promotional program, sales for the nine months ending September 30, 1995 decreased 18% as compared to the comparable period of 1994. Excluding the impact of this promotional program on results for the 1994 period, sales increased 6% in the nine months ended September 30, 1995. Sales of Swiss Army Knives were modestly higher than in the first nine months of 1994. Swiss Army Brand Watch sales and sales of cutlery also posted increases.

     Gross profit of $29.9 million for the nine months ended September 30, 1995 decreased $9.5 million or 24% from 1994. The decrease relates principally to sales decreases previously discussed, reduced gross profit margins on sales to the promotional customer and the negative impact of a weaker U.S. dollar against the Swiss franc. The gross profit margin for the first nine months of 1995 of 35.0% decreased from the margin of 37.8% reported for the same period of 1994. Forschner's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since Forschner imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The weakness of the U.S. dollar in relation to the Swiss franc began to impact Forschner's gross margin in the second quarter of 1995 and continued through the third quarter; unless the exchange rate between the U.S. dollar and Swiss franc improves substantially in favor of the dollar, continuing weakness will have a significant adverse impact on earnings for the rest of the year and into 1996.

     Selling, general and administrative expenses for the nine months ended September 30, 1995 of $26.8 million were $1.9 million or 7% lower than the amount for the comparable period in 1994, which included a special charitable contribution of $1.5 million. The remaining $0.4 million decrease in expenses resulted primarily from decreased national advertising and lower printed material costs offset somewhat by increased legal fees relating to the Company's ongoing trademark policing efforts and expenses relating to expanded display programs. As a percentage of net sales, selling, general and administrative expenses (including the charitable contribution) increased from 27.5% in 1994 to 31.3% in 1995.

     Due to higher invested cash balances in the nine month period ended September 30, 1995 than in the comparable period of 1994, net interest income of $419,000 in 1995 exceeded the $161,000 recorded in the year earlier period.

     In the nine month period ended September 30, 1995, Forschner recorded $300,000 of expense which is comprised of the Company's share of losses in its equity investment SweetWater, Inc. and amortization of goodwill relating to its two equity investments, offset somewhat by Forschner's share of income of its other equity investment, Simmons Outdoor Corporation, and the one-time favorable impact of recognizing the Company's cumulative share of net income, less amortization of goodwill, of Forschner's two equity investments. No similar expense was recorded in 1994, since Forschner's ownership position was less than 20%, which required that these investments be accounted for at fair value.

     Other income of $41,000 for the nine months ended September 30, 1995 was $64,000 lower than the $105,000 of income for the same period in 1994, due to lower royalty income.

     As a result of these changes, income before income taxes for the nine months ended September 30, 1995 was $3.3 million versus $11.0 million for the same period in 1994, a decrease of $7.7 million or 70%.

     Income tax expense was provided at an effective rate of 48.5% for the nine months ended September 30, 1995, versus 42.1% in 1994, with the increase related primarily to the non-deductibility of Forschner's share of losses and amortization of goodwill relating to its equity investments.

     Net income was $1.7 million for the nine months ended September 30, 1995 versus $6.4 million in the comparable period of 1994, representing a decrease of $4.7 million or 74%.

     On a per share basis for the nine months ended September 30, 1995, net income was $0.20 compared with $0.81 in 1994, a 75% decrease.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995, Forschner had working capital of $53.4 million compared with $54.7 million as of December 31, 1994, a decrease of $1.3 million principally due to investments the Company made during the nine months ended September 30, 1995. Sources of working capital included net income of $1.7 million and depreciation and amortization of $2.4 million. Significant uses of working capital included the Company's $3.4 million increase in the common stock investments of Simmons Outdoor Corporation and SweetWater, Inc. and capital expenditures and additions to other assets of $2.3 million. The Company currently has no material commitments for capital expenditures. Inventories as of September 30, 1995 were $43,089,000 as compared to $27,862,000 as of December 31, 1994. The increase was due in large part to the increase in the value of the Swiss franc and to a lesser degree to inventory build up for new products.

     Cash used in operating activities was approximately $14.8 million in the nine months ended September 30, 1995 compared with cash provided from operating activities of $7.5 million in the comparable period of 1994. The usage of cash in operations in 1995 versus cash provided from operations in 1994 resulted from a much larger increase in inventories in 1995 than in the prior year, a decrease in accounts payable versus an increase in 1994, an increase in prepaid expenses versus a decrease in 1994, a decrease in accrued liabilities versus an increase in 1994 and a larger decrease in taxes payable in 1995 than in 1994, all of which were only slightly offset by a reduction in accounts receivable versus an increase in 1994.

     Forschner meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of September 30, 1995, Forschner had $3.2 million of outstanding borrowings under its revolving line of credit, leaving an unused line of $11.8 million. Forschner's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes that cash generated from operations and borrowings under its credit facility will be sufficient to meet the Company's anticipated operating and capital needs through the expiration of the revolving credit agreement in April 1996. The Company is currently in discussion with several banks regarding an expansion of its credit facility.

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         A.)      Exhibits

                   (2)     Not Applicable

                   (3)     Not Applicable

                   (4)     Not Applicable

                  (10) (a) Agreement dated October 6, 1995 between The Forschner Group, Inc. and James W. Kennedy

                           (b) Letter Agreement dated February 15, 1995 between The Forschner Group, Inc. and Harry Thompson

                           (c) Amendment to Letter Agreement of February 15, 1995 between The Forschner Group, Inc. and Harry Thompson dated October 25, 1995.

                  (11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

                  (15)     Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (22)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (27)     Financial Data Schedule

                  (28)     Not Applicable

         B.) There were no reports or exhibits on Form 8-K filed for the three months ended September 30, 1995.




         Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE FORSCHNER GROUP, INC.
                                       (Registrant)

Date:   November 9, 1995                By /s/ Thomas D. Cunningham
                                        ---------------------------
                                        Name:  Thomas D. Cunningham
                                        Title: Executive Vice President,
                                        Principal Financial Officer
                                        and a Director

                                        By /s/ Thomas M. Lupinski
                                        ---------------------------
                                        Name:  Thomas M. Lupinski
                                        Title: Senior Vice President, Controller