Form 10-K
period 1995-12-31
FORSCHNER GROUP INC
filed 1996-03-28
CIK 731947

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                     Name of each exchange on
             Title of each class                        which registered
            --------------------                       --------------------
                    NONE                                 NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.10 PAR VALUE PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    The aggregate market value of voting stock held by nonaffiliates of the registrant on March 21, 1996, was approximately $57,962,718. On such date, the closing price of registrant's common stock was $12.375 per share. Solely for purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's common stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

    The number of shares of Registrant's Common Stock, $.10 par value, outstanding on March 21, 1996, was 8,186,610 shares.

 DOCUMENTS INCORPORATED BY REFERENCE:      NONE
================================================================================

                                     PART I


Item 1. Business.

        The Forschner Group, Inc. ("Forschner" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox'r' Original Swiss Army'tm' Knife, Victorinox'r' cutlery and Victorinox'r' watches. Forschner also markets its own line of Swiss Army'r' Brand Watches and other high quality Swiss made products under its Swiss Army Brand worldwide. The Company has been marketing Victorinox Original Swiss Army Knives and Victorinox cutlery for over fifty years and has been the exclusive United States distributor of such products since 1972, an arrangement that was formalized in 1983. Forschner added Canada and the Caribbean (including Bermuda) to its exclusive territory for Victorinox Original Swiss Army Knives in 1992 and 1993, respectively. Victorinox Original Swiss Army Knives as well as watches and other Swiss Army Brand products are marketed primarily to retailers and also to corporate gift buyers as advertising specialty products. Forschner's cutlery line, which also includes imported products from Germany, England and Brazil, is sold primarily to the food processing and service industries. Forschner's wholly- owned subsidiary, Cuisine de France Limited, imports and distributes high quality French made consumer cutlery under the Cuisine de France'r' Sabatier'r' brand.

        Sales of Victorinox Original Swiss Army Knives accounted for approximately 39% of Forschner's 1995 sales while watches and other Swiss Army Brand products accounted for approximately 45%. Sales of professional and consumer cutlery accounted for approximately 16% of Forschner's 1995 sales. Approximately 6% of Forschner's sales in 1995 were to Cyrk, Inc., a Massachusetts-based company in the business of developing, manufacturing and distributing products for promotional programs and custom-designed sports apparel and accessories. These products were purchased for a special promotional program by a Cyrk customer which ended on March 31, 1995. During the three fiscal years ended December 31, 1995 no customer other than Cyrk, Inc. accounted for more than 10% of Forschner's sales in any fiscal year. Total Forschner sales for the calendar years 1995, 1994 and 1993 were $126,695,000, $144,437,000 and
$102,543,000, respectively. Foreign operations accounted for 11%, 1% and 13% of Forschner's sales, assets and net income respectively, in 1995. Foreign operations were less than 10% of sales, assets and net income in 1994 and 1993. At December 31, 1995 Forschner had backlog orders of approximately $4,631,000, compared to backlog orders of $12,452,000 at December 31, 1994. 1994 backlog orders included approximately $7,000,000 relating to the special promotional program involving Cyrk, Inc.

        The Company was incorporated on December 12, 1974 as a successor to a New York corporation. Forschner's principal executive offices are located at One Research Drive, Shelton, Connecticut 06484 and its telephone number is (203) 929-6391. As of December 31, 1995, Forschner and its subsidiaries had 203 full-time employees, including 8 in Canada and 2 in Switzerland, and 2 part-time employees.

                 Swiss Army Knives and Swiss Army Brand Products

        Forschner is the exclusive United States, Canadian and Caribbean distributor of Victorinox Original Swiss Army Knives and Victorinox Watches under agreements with Forschner's principal supplier of pocket knives and cutlery, Victorinox Cutlery Company ("Victorinox"), a Swiss corporation and Europe's largest cutlery producer. Forschner also sells watches and other high quality products under the Swiss Army Brand worldwide.

        Victorinox Original Swiss Army Knives are multiblade pocket knives containing implements capable of more functions than standard pocket knives. For example, Forschner's most popular Swiss Army Knife model, the Classic, with a suggested retail price of $20, features a knife, scissors, nail file with screwdriver tip, toothpick and tweezers. Forschner markets more than 40 different models of Victorinox Original Swiss Army Knives containing up to 30 different implements (with up to 40 separate features), ranging from a basic knife with a suggested retail price of $10 to the highest priced model at approximately $145 as well as a SwissChamp'r' Deluxe SOS kit with a suggested retail price of $175. Forschner also sells multi-function lock-back knives designed for the hunting and sporting goods market. The Company distributes its Victorinox Original Swiss Army Knives throughout the United States, Canada and the Caribbean through its direct sales force to over 3,800 wholesalers and retailers, including cutlery shops, department, specialty, jewelry and sporting goods stores, catalog showrooms, mass merchandisers and mail order houses. In Canada and the Caribbean, the Company distributes its Victorinox Original Swiss Army Knives principally through independent sales representatives. In addition, Forschner sells Victorinox Original Swiss Army Knives through distributors to corporations and other organizations for promotional purposes, premium, employee gift award programs and corporate identity catalogs. Forschner imprints these knives primarily at its own facilities with the customer's corporate name or logo.

        Forschner's line of Swiss Army Brand products now includes nine models of Swiss Army Brand Watches ranging from the Renegade'tm', with a suggested retail price of $85 to the Chronograph with a stainless steel bracelet, with a suggested retail price of $495. Swiss Army Brand Watches are sold both through the direct sales force which markets Victorinox Original Swiss Army Knives and through a separate direct sales force selling to approximately 550 department, specialty and jewelry stores. In addition to its Swiss Army Brand Watches, Forschner sells Swiss Army Brand Sunglasses and Compasses. Forschner currently obtains a majority of its Swiss Army Brand Watches from a single Swiss supplier, who is responsible for the final assembly of watch components manufactured by several manufacturers. The Company believes that alternate suppliers would be available if necessary and that the loss of its current supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

        Although the Company is the largest United States seller of Swiss Army Knives it faces competition from Precise Imports Corp. ("Precise"), the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A. ("Wenger"), the only company other than Victorinox supplying pocket knives to the Swiss armed forces. Precise imports a substantially smaller number of knives into the United States than does Forschner. The Company also faces competition from the manufacturers and importers of other multiblade knives and multi-tools. Forschner is unable to determine its competitive position with respect to the estimated seven major competitors in the general United States pocket knife market. Forschner's direct competitors in the specialty advertising market are manufacturers of name brand products of similar price and quality. Forschner has many competitors in the sale of watches and sunglasses at all price points. Many of these competitors have market shares and resources substantially greater than those of Forschner.

        In 1992, in connection with the settlement of litigation with Precise, Forschner granted Precise a perpetual worldwide royalty free license to use the trademark Swiss Army in connection with Swiss made non-knife goods, other than time pieces, sunglasses and compasses. Under this agreement, Precise acknowledges Forschner's exclusive rights to the Swiss Army trademark for non-knife products including time pieces, compasses and sunglasses.

        The Company is the owner of United States and certain foreign trademark registrations for "Swiss Army", as applied to watches and sunglasses and has successfully defended this trademark in lawsuits in

Federal courts. Although the Company's registrations have been challenged, on the basis of the advice of its trademark counsel, Forschner expects to prevail in those proceedings. The Company is dedicated to a vigorous enforcement of these exclusive trademark rights.

        No U.S. trademark registrations have ever been issued for "Swiss Army" as applied to multi-bladed knives. In 1994, in a case originally brought by Forschner against Arrow Trading Co., Inc. ("Arrow") in September 1992 in the District Court for the Southern District of New York, the U.S. Court of Appeals for the Second Circuit reversed a judgment originally issued in the Company's favor and held that the use of "Swiss Army" on Chinese made knives could not be enjoined on grounds of geographic misdescriptiveness. On remand, the District Court ruled that Arrow had violated Section 43(a) of the Lanham Act and New York common law in connection with its sale of Chinese-made multi-bladed pocketknives which Arrow called "Swiss Army Knives." The court found that Forschner had proved its contention that Arrow engaged in unfair competition and held that "Arrow, although free to use the phrase 'Swiss Army Knife' to designate its product, must amply distinguish it from the Forschner product." The court is considering the scope of an order determining how Arrow must differentiate its product. The Company intends to utilize all reasonable means to safeguard the public from being misled by inferior imitation products.

        On January 17, 1995, Victorinox and Wenger confirmed and memorialized in writing the grant of separate trademark licenses of Swiss Army as applied to multifunction pocket knives to each of Forschner and Precise. The license to the Company is royalty free and continues so long as Forschner is a distributor of Victorinox.

        If the Company's efforts to protect its trademarks prove to be unsuccessful, the Company may incur increased competition from non-Swiss made knives and other products sold under the "Swiss Army" name. No assurances can be given that such competition from non-Swiss made products would not have a material adverse effect on the business and prospects of the Company.

        Sales of Swiss Army Knives and Swiss Army Brand products are seasonal with sales typically stronger during July through December.

                        Professional and Consumer Cutlery

        The majority of Forschner's professional cutlery products, made of stainless steel, are manufactured by Victorinox and by other manufacturers located in Germany, England and Brazil. Although the majority of Forschner's professional cutlery products are marketed under the trademarks "Forschner" and "R.H. Forschner," the Company also has a private label business. Forschner's customers for professional cutlery include distributors of hotel, restaurant, butcher, institutional, commercial fishing and slaughterhouse supplies and retail cutlery stores located throughout the United States and Canada. In addition, Forschner markets the Victorinox line of floral knives to wholesale florists. Except for retail sales made by the Company's sales force, the majority of Forschner's cutlery is sold through manufacturers' representatives and can be obtained from approximately 2,500 dealers.

        Professional cutlery imported from Switzerland and Germany is generally more expensive than domestic United States products. Forschner believes that it has the largest market share of imported professional cutlery products sold in the United States and that its share of all professional cutlery, foreign and domestic, sold in this country is second to the dominant seller of such products. Forschner believes that it has achieved and maintained its market share due to the quality of its products and its merchandising efforts. Sales of professional cutlery products are not seasonal.

        Forschner's wholly owned subsidiary, Cuisine de France Limited, imports and distributes cutlery products for consumer use under the "Cuisine de France'r' Sabatier'r'" brand. Cuisine de France Limited holds the U.S. trademark for "Cuisine de France" and has been granted the right by the holder of the U.S. trademark registration for "Sabatier" to use the name as applied to knives in the United States. Cuisine de France Limited has exclusive distribution agreements with three separate French cutlery manufacturers located in the Thiers region of France where Sabatier cutlery was originated. Cuisine de France Limited distributes its consumer cutlery through sales representatives to retail cutlery stores and department stores.

                              Victorinox Agreements

        All of Forschner's products are manufactured by independent suppliers. Forschner's principal supplier of pocket knives and cutlery is Victorinox, which has manufactured the Original Swiss Army Knife for the Swiss Army for more than 100 years. The loss of this supplier would have a material adverse effect on Forschner's business. Forschner, now Victorinox's largest single customer, has been distributing Victorinox's products since 1937. Distribution was on a non-exclusive basis for more than 45 years when, as a result of understandings reached on Forschner's behalf by Mr. Louis Marx, Jr. and Mr. Stanley R. Rawn, Jr., both now Forschner Directors, and Mr. Charles Elsener, Sr., Chief Executive Officer of Victorinox, Forschner became Victorinox's exclusive United States distributor of Victorinox Original Swiss Army Knives under an agreement dated December 12, 1983 (as subsequently amended, the "U.S. Distribution Agreement"). In 1992 and 1993, Messrs. Marx and Rawn, together with Mr. James W. Kennedy, then Co-Chairman of the Company, held extensive conversations, principally in Switzerland, with Victorinox looking to expand the scope of Forschner's exclusive territory. This resulted in Forschner obtaining exclusive distributorship rights first in Canada, and then in Bermuda and the Caribbean areas, as well as Forschner's receipt of exclusive U.S., Canadian and Caribbean distribution rights to the Victorinox watch, which is supplied to the Company by another Swiss manufacturer.

        The U.S. Distribution Agreement, together with the Company's agreements with respect to the rights obtained in 1992 and 1993 (together, the "Victorinox Agreements"), provides:

                Forschner is the exclusive distributor in the United States, its territories and possessions, Canada (with one minor exception), Bermuda and the Caribbean (excluding Cuba so long as Forschner is prohibited by United States law from operating therein) (together, the "Territories"), of Victorinox Original Swiss Army Knives and most other Victorinox cutlery products and Victorinox Swiss- made watches (collectively, "Products").

                The U.S. Distribution Agreement was renewed through December 12, 1998 and is subject to renewal at five year intervals at
                Forschner's option unless, in any two consecutive years, purchases of Products by Forschner fall below the average purchases for 1981 and 1982, which was 19,766,035 Swiss francs. Forschner's distribution rights in Canada and the Caribbean are for initial terms of seven years (expiring in 1999 and 2000, respectively), subject to renewal for successive five year periods. In the event that Victorinox elects not to renew Forschner's Canada distribution rights, Victorinox will be required to pay Forschner the amount of $3,500,000.

                During  each   calendar  year   Forschner   must  purchase  from
                Victorinox at least 85% of the maximum quantities of each of Swiss Army Knives and cutlery

                (expressed in Swiss francs) purchased in any prior year. The only remedy of Victorinox for Forschner's failure to achieve these goals would be the termination of Forschner's U.S. distribution rights. The Company purchased the required minimum for 1995. By agreement dated December 18, 1995, Victorinox and the Company agreed that for 1996 the minimum purchase requirement for Swiss Army Knives would be reduced to 75% of the maximum quantity purchased in any prior year.

                In each calendar year Victorinox must, if requested, furnish Forschner with up to 105% of each type of product purchased during the immediately preceding year. Victorinox has historically been able to accommodate Forschner's supply requirements even when they have exceeded such amount. However, Victorinox's plant has a finite capacity and no assurances can be given that Victorinox will continue to meet any increased supply requirements of Forschner.

                Pricing provisions assure that the prices paid by Forschner for products shipped to the United States will be as low or lower than those charged to any other Victorinox customer. In addition, Forschner is granted a 4% discount on purchases of pocket knives and a 3% discount on purchases of cutlery. For products shipped directly to Canada and the Caribbean (including Bermuda), the prices paid by Forschner are Victorinox's regular export prices. Forschner also pays a royalty to Victorinox of 1% of net sales of Victorinox Watches. In addition, Victorinox has informally undertaken to share in Forschner's promotional costs with respect to the Victorinox brand in an amount of up to 500,000 Swiss francs per year.

                Forschner will not add any new cutlery items to its current sales program without the agreement of Victorinox.

                Forschner will have complete discretion as to advertising, packaging, pricing and other marketing matters.

        In consideration of the grant of the Canada distributorship rights, Forschner issued to Victorinox 277,066 shares of common stock, par value $.10 per share, of Forschner ("Common Stock"). In consideration for the grant of the Caribbean distribution rights, the Victorinox watch distribution rights and the acquisition by Forschner of Victorinox's 20% interest in a subsidiary of Forschner, Forschner issued to Victorinox a five-year warrant to purchase 1,000,000 shares of Common Stock at a discount from the market price on the date of exercise. Victorinox exercised the warrant in full in April 1994 at a price per share of $9.75, a discount of $4.25 per share from the then current market price of Forschner Common Stock. All of the shares issued upon exercise of the warrant were subsequently sold to Brae Group, Inc. ("Brae"), a corporate shareholder of Forschner that is controlled by Louis Marx, Jr., a Director of Forschner, in exchange for shares of the common stock of that corporation.


                                      Victory Capital LLC

        In 1994, in furtherance of its acquisition strategy, Forschner invested a total of $7,002,990, paid in cash and in shares of stock of a publicly traded corporation, to acquire 700,299 shares of Series A Preferred Stock (currently representing approximately 20.3% of the equity) of Forschner Enterprises, Inc., a privately held corporation which has since been merged into Victory Capital LLC ("Victory") which currently conducts its operations through small and medium-sized companies which it believes present an opportunity for significant equity growth and which may benefit from Victory's management, operating and financial expertise. Victory may also acquire interests in businesses that can benefit from synergies with, and the reputation of, Forschner. Victory seeks to acquire interests which represent a controlling position in the entities in which it acquires interests. Victory currently has equity and other interests in several private and publicly traded companies. The preferred units held by Forschner carry a preference on liquidation equal to their $10 per unit cost as well as a cumulative preferred dividend.

        490,000 shares of Victory's common units and 981,474 shares of Victory's Series B Preferred Units (currently representing, in the aggregate, approximately 42.7% of Victory's outstanding equity) are held by Brae, a shareholder of Forschner that is controlled by Louis Marx, Jr., a Director of Forschner. Pursuant to an agreement between Victory and Brae, if certain conditions are met, Brae is required to purchase from Victory at Victory's cost 10%, and may purchase up to 20%, of the "equity portion" (defined as the common and warrant portion, or the preferred and warrant portion if no common is purchased provided that the preferred portion is participating) of each investment made by Victory. Brae may allocate all or a portion of the securities to be acquired pursuant to such agreement among the officers, directors, employees, consultants and common stockholders of Victory in such proportions as Brae shall determine.

        Mr. Marx, a Director of Forschner, is Co-Chairman of the Board and a director of Victory. Stanley R. Rawn, Jr., Senior Managing Director and a Director of Forschner, and A. Clinton Allen, Herbert M. Friedman, M. Leo Hart and Eric M. Reynolds, Directors of Forschner, also serve as directors of Victory.


                           Simmons Outdoor Corporation


        On or about November 17, 1995, S.O.C. Corporation ("Purchaser"), a Delaware corporation and a wholly owned subsidiary of Blount, Inc. ("Blount"), a Delaware corporation which itself is a wholly owned subsidiary of Blount International, Inc., commenced a tender offer (the "Offer") for all outstanding shares (the "Shares") of the common stock of Simmons Outdoor Corporation, a Delaware corporation ("Simmons"), at $10.40 per share.

        Pursuant to the Tender and Option Agreement dated November 13, 1995 (the "Tender and Option Agreement") by and among Blount, Purchaser, Noel Group, Inc., a Delaware corporation, and Forschner, Forschner tendered pursuant to the Offer 655,000 Shares (the "Simmons Shares"), which shares represented all of the Shares beneficially owned by Forschner. As of December 18, 1995, Purchaser acquired pursuant to the Offer the Simmons Shares (together with all other Shares tendered pursuant to the Offer). Forschner received in cash pursuant to the Offer $10.40 per Share, or $6,812,000 in the aggregate. These shares had been purchased by Forschner for an aggregate purchase price of $3,856,452.


Item 2. Properties.

        The executive and administrative offices of Forschner occupy approximately 32,500 square feet of leased space in an office building located in Shelton, Connecticut. Forschner moved into these premises in September, 1993. The initial term of the lease on this space expires on September 1, 2001, subject to a renewal option for an additional five-year term.

        In addition, Forschner leases approximately 7.4 acres in Shelton, Connecticut upon which the landlord has constructed a 85,000 square foot building, increased in January 1995 from 60,000 square feet, which Forschner uses as a facility for warehousing, distribution, imprinting and assembly. The lease commenced in June, 1991 and has a term of ten years. Forschner also leases approximately 13,000 square feet in a building in Toronto, Canada which it uses for office space and warehousing of products. The lease commenced in December, 1992 and has a term of five years.

        In 1996, Forschner entered into a four-year lease for 7,000 square feet of space in a 30,000 square foot building in Nidau, Switzerland for use as a distribution center.

        Forschner believes its properties are sufficient for the current and anticipated needs of its business.


Item 3. Legal Proceedings.

        Except as set forth or referenced below, the Company is not involved in any material pending legal proceedings.

        Arrow filed on November 15, 1994 petitions to cancel the Company's U.S. Trademark Reg. No. 1,734,665 for watches and Reg. No. 1,715,093 for sunglasses for "Swiss Army". Arrow failed to file evidence in support of its cancellation petitions and the Company moved to dismiss the petitions on ground of lack of prosecution. Arrow has opposed the motions to dismiss, arguing inadvertent failure to prosecute. The Company believes it has meritorious defenses to these petitions although their outcome cannot be predicted at this time.

        The Company is also a plaintiff in several proceedings to enforce its intellectual property rights.

        In addition, see "Business - Swiss Army Knives and Swiss Army Brand Products".


Item 4. Submission of Matters to a Vote of Security Holders.

               Not Applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        A.     Market Information.

        Shares of Forschner's Common Stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol FSNR. The range of high and low transactions for shares of Common Stock, which is the only class of capital stock of Forschner outstanding, as reported by Nasdaq since the first quarter of 1994 were as follows:

                                  Fiscal 1994                 Fiscal 1995               Fiscal 1996*
                              -------------------         -------------------       -----------------
                              High         Low            High         Low          High         Low
First Quarter                 $16          $14 3/4        $12 7/8      $10 1/2      $12 5/8    $11 1/4*

Second Quarter                 16 1/4       10 1/4         10 7/8       10

Third Quarter                  14 1/2       11             12 1/2       10 1/4

Fourth Quarter                 13           10 1/2         12 3/8       11 1/8


*Through March 13, 1996.

        The public market for Common Stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

        B.     Holders.

        On March 13, 1996 shares of Common Stock were held by 379 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

        C.     Dividends.

        The Company has not paid a cash dividend since its inception, and its present policy is to retain earnings for use in its business. Payment of dividends is dependent upon the earnings and financial condition of Forschner and other factors which its Board of Directors may deem appropriate. Under Forschner's bank loan agreement, as amended, Forschner has agreed not to declare or pay any dividends unless immediately following such payment Forschner's ratio of indebtedness to tangible net worth, calculated as set forth in the agreement, does not exceed 0.75 to one, and Forschner's ratio of current assets to current liabilities is in excess of 2.5 to one.

Item 6. Selected Financial Data

        The following selected financial data for the five years ended December 31, 1995, was derived from the consolidated financial statements of Forschner. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, related notes and other financial information included herein.

(In thousands, except per share amounts)                   Year Ended December 31,

                                                  1995      1994       1993     1992       1991
                                                  ----      ----       ----     ----       ----

Net sales..............................        $126,695   $144,437  $102,543   $74,148   $60,098
Gross profit...........................          44,264     55,804    42,027    29,779    21,796
Selling, general and administrative expenses.    40,265     40,293    30,753    21,016    17,956
Operating income.......................           3,999     15,511    11,274     8,763     3,840
Gain on sale of investments............           1,771         37         -         -         -
Other income (expense), net............            (134)       445       251       143      (287)
Income before income taxes and cumulative
  effect of accounting change..........           5,636     15,993    11,525     8,906     3,553
Income tax provision...................           2,523      6,633     4,221     3,974     1,592

Income before cumulative effect of
  accounting change....................           3,113      9,360     7,304     4,932     1,961
Cumulative effect of accounting
  change for income taxes..............               -          -       220         -         -
                                              --------------------------------------------------
Net income.............................          $3,113    $ 9,360   $ 7,524   $ 4,932   $ 1,961
Earnings per share:
  Income before cumulative effect of
    accounting change..................          $ 0.38    $  1.16   $  1.04   $  0.80   $  0.45
  Cumulative affect of accounting
    change for income taxes............               -          -      0.03         -         -
                                              --------------------------------------------------
  Net income...........................          $ 0.38    $  1.16   $  1.07   $  0.80   $  0.45
Other Financial Data:
Current assets.........................         $74,355    $78,641   $57,551   $43,664   $24,994
Total assets...........................         101,230    105,708    78,004    54,283    28,955
Current liabilities....................          16,291     23,932    17,651    10,756     6,790
Long-term debt ........................               -          -         -         -     8,140
Stockholders' equity...................         $84,939    $81,775   $60,353   $43,038   $13,280
Weighted average number of shares
  outstanding..........................           8,236      8,062     7,053     6,186     4,359

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

        In 1995, sales totalled $126.7 million, a 12% decrease from 1994. However, excluding sales to a single customer for a special promotional program, Forschner experienced sales growth of 10% primarily due to growth in its Swiss Army Brand Watch, cutlery and a marginal increase in sales of Victorinox Original Swiss Army Brand Knives. Sales relating to this single customer for this promotional program represented 6% and 25% of net sales in 1995 and 1994, respectively. No programs are currently scheduled with this customer for 1996.

        The following table shows, as a percentage of net sales, the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                         1995                    1994                     1993
                                                         ----                    ----                     ----
Net sales..................................             100.0%                  100.0%                   100.0%
Cost of Sales..............................              65.1                    61.4                     59.0
                                                        -----                    ----                     ----
  Gross Profit.............................              34.9                    38.6                     41.0
Selling, general and administrative
  expenses before special charitable
  contributions............................              31.8                    26.9                     30.0
Special charitable contribution............                 -                     1.0                        -
                                                         ----                    ----                     ----
Total selling, general and
  administrative expense...................              31.8                    27.9                     30.0
Operating income...........................               3.1                    10.7                     11.0
Interest expense...........................               (.2)                      -                      (.1)
Interest income............................                .4                      .3                       .2
Gain on sale of investments................               1.4                       -                        -
Equity interest in
  unconsolidated affiliates................               (.4)                      -                        -
Other income (expense), net................                .1                      .1                       .1
                                                         ----                   -----                    -----
Income before income taxes
  and cumulative effect of
  accounting change........................               4.4                    11.1                     11.2
Income tax provision.......................               2.0                     4.6                      4.1
                                                         ----                     ---                     ----
Income before cumulative effect of
accounting change..........................               2.4                     6.5                      7.1
Cumulative effect of accounting
  change for income taxes..................                 -                       -                       .2
                                                         ----                   -----                     ----
Net income.................................               2.4%                    6.5%                     7.3%
                                                         ====                    ====                     ====



Comparison of the Years Ended December 31, 1995 and December 31, 1994

        With sales of $126.7 million for the year ended December 31, 1995, Forschner posted a 12% decrease compared to $144.4 million reported in 1994. Sales of Swiss Army Brand products decreased significantly in 1995, due to Forschner's decreased participation in a special promotional program with one customer that accounted for 6% and 25% of Forschner's 1995 and 1994 net sales, respectively. Excluding the special promotional program, the Company's sales increased by 10% for the year. For the year, excluding the promotional program, Swiss Army Brand Watch sales increased 19% and Victorinox Original Swiss Army Knife sales increased by 3%. Cutlery sales, which include both the Cuisine de France Sabatier line of cutlery and the R.H. Forschner professional line, increased 7% in 1995.

        Gross profit for the year ended December 31, 1995, was $44.3 million, 21% lower than in 1994. This is due primarily to lower sales volume as a result of the special promotional program with one customer in 1994 and unfavorable exchange rates. Forschner's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since Forschner imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. Forschner attempts to mitigate the impact on gross margin of exchange rate changes through selective hedging of anticipated Swiss franc purchases. To the extent the Company is not hedged, a weakening of the dollar versus the Swiss franc will negatively impact the profitability of the Company. Based on current estimated Swiss franc requirements, the Company is hedged through the first quarter of 1996.

        Selling, general and administrative expenses for the year ended December 31, 1995 were $40.3 million, $1.5 million or 4% higher than the amount for the comparable period in 1994, excluding a special charitable contribution of $1.5 million in 1994. The expense increase resulted primarily from increased selling expenses and increased expenditures in the areas of merchandising and promotion. As a percentage of net sales, total selling, general and administrative expenses (including the charitable contribution) increased from 27.9% in 1994 to 31.8% in 1995.

        Interest income of $557,000 for the year ended December 31, 1995 was $166,000 or 42% higher than interest income for the comparable period in 1994, due to increased invested cash balances during most of 1995.

        Gain on sale of investments of $1.8 million was due primarily to the sale of the common stock of Simmons Outdoor Corporation in 1995. Gain on sale of investments was not significant in 1994.

        Equity interest in unconsolidated affiliates with a loss of $548,000 in 1995 was due to the Company using the equity method of accounting for its investments in Simmons Outdoor Corporation and SweetWater, Inc. in 1995. The equity method of accounting was not applicable in 1994.

        As a result of these changes, income before income taxes and cumulative effect of accounting change for the year ended December 31, 1995 was $5.6 million versus $16.0 million for 1994, a decrease of $10.4 million or 65%.

        Income tax expense was provided at an effective rate of 44.8% for the year ended December 31, 1995 versus 41.5% in 1994 due to increased state taxes.

        Net income was $3.1 million for the year ended December 31, 1995 versus $9.4 million in 1994, representing a decrease of $6.3 million or 67%.

        On a per share basis, net income for the year ended December 31, 1995 was $0.38 compared with $1.16 in 1994.

Comparison of the Years Ended December 31, 1994 and December 31, 1993

        With sales of $144.4 million for the year ended December 31, 1994, Forschner posted a 41% increase over the $102.5 million reported in 1993. Sales of Swiss Army Brand products increased significantly in 1994, due, in part, to Forschner's continued participation in special promotional programs with a customer that accounted for 25% and 14% of Forschner's 1994 and 1993 sales. No programs are currently scheduled with this customer after the conclusion of the special programs in the first quarter of 1995. Furthermore, an agreement with this customer in the fourth quarter of 1994 which resulted in a change in pricing did adversely affect gross profit in first quarter of 1995. Excluding the special promotional programs, the Company's sales were up 23% for the year. For the year, including the promotional programs, Swiss Army Brand Watch sales rose 100% and Victorinox Original Swiss Army Knife sales were down marginally (1.5%). Cutlery sales, which include both the Cuisine de France Sabatier line of cutlery and the R.H. Forschner professional line, increased 14% in 1994.

        Gross profit for the year ended December 31, 1994, was $55.8 million 33% higher than in 1993, due to the profit from increased sales volume, offset by a reduction in gross profit margins which decreased from 41.0% in 1993 to 38.6% in 1994. The lower margin reflects the impact of shipments of sunglasses in 1994 at lower gross profit margins than the Company's average for all other products and a pricing agreement relating to Forschner's continued participation in special promotional programs with one customer which was reached in the fourth quarter of 1994. Forschner's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since Forschner imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. Forschner attempts to mitigate the impact on gross margin of exchange rate changes through selective hedging of anticipated Swiss franc purchases.

        Selling, general and administrative expenses, excluding a special charitable contribution of $1.5 million, for the year ended December 31, 1994 were $38.8 million, $8.0 million or 26% higher than the amount for the comparable period in 1993. The expense increase resulted primarily from personnel costs relating to increases in headcount (principally in its sales force and distribution function) and increased expenditures in the areas of advertising, printed material, occupancy and market research. As a percentage of net sales, total selling, general and administrative expenses (including the charitable contribution) decreased from 30.0% in 1993 to 27.9% in 1994.

        Interest income of $391,000 for the year ended December 31, 1994 was $214,000 or 121% higher than interest income for the comparable period in 1993, due to increased invested cash balances during most of 1994.

        As a result of these changes, income before income taxes and cumulative effect of accounting change for the year ended December 31, 1994 was $16.0 million versus $11.5 million for 1993, an increase of $4.5 million or 39%.

        Income tax expense was provided at an effective rate of 41.5% for the year ended December 31, 1994 versus 36.6% in 1993. The 1993 rate reflects the one-time benefit of a favorable settlement of certain tax contingencies effected in the third quarter.

        Income before cumulative effect of accounting change was $9.4 million for the year ended December 31, 1994 versus $7.3 million in 1993, representing an increase of $2.1 million or 28%.

        After 1993's one-time cumulative adjustment as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which added $.2 million to income, net income of $9.4 million for 1994 compared with $7.5 million in 1993, for an increase of 24%.

        On a per share basis, income before the cumulative effect of an accounting change for the year ended December 31, 1994 was $1.16 compared with $1.04 in 1993. After the cumulative effect of an accounting change for income taxes of $0.03 in 1993, net income per share of $1.16 in 1994 compared with $1.07 in 1993, an increase of 9%.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1995 Forschner had working capital of $58.1 million compared with $54.7 million as of December 31, 1994, an increase of $3.4 million. Sources of working capital in 1995 included net income of $3.1 million and depreciation and amortization of $3.2 million, and proceeds from the sales of Simmons Outdoor Corporation common stock of $6.8 million. Significant uses of working capital included investments in common stock of $3.7 million, $2.8 million in additions to other assets and capital expenditures of $1.4 million. The Company currently has no material commitments for capital expenditures.

        Cash used for operating activities was approximately $16.4 million in the year ended December 31, 1995 compared with cash provided by operating activities of $8.9 million in the comparable period of 1994. The large change resulted from a decrease in net income from 1994 to 1995. In addition, increases in inventory, prepaid and other current assets, a decrease in accounts payable and a smaller increase in accounts receivable in 1995 versus 1994 were the primary contributors to the decrease.

        Forschner meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreements. As of December 31, 1995, Forschner had no outstanding borrowings under its revolving line of credit agreements, leaving unused lines of $20 million. Forschner's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company's current liquidity levels and financial resources continue to be sufficient to meet its operating needs.

Item 8. Financial Statements and Supplementary Data

        The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9. Disagreements on Accounting and Financial Disclosure

               None.

                                    PART III


Item 10.       Directors and Executive Officers of the Registrant

        The Directors and Executive Officers of Forschner are as follows:

                                                                               Director
                                                                                and/or
   Name                       Age            Position(s)                     Officer Since
   ----                       ---            ----------                      --------------
J. Merrick Taggart            45            President                       Dec., 1995
Peter W. Gilson               56            Chairman of the Executive
                                            Committee and Director(1)       Dec., 1994
Thomas D. Cunningham          46            Executive Vice President,
                                            Chief Financial Officer
                                            and Director(2)                 Mar., 1994
Stanley R. Rawn, Jr.          68            Senior Managing Director
                                            and Director(3)                       1990
Harry R. Thompson             66            Managing Director(4)            Dec., 1994
Stanley G. Mortimer III       53            Executive Vice President
                                            and Director(5)                 Dec., 1994
Thomas M. Lupinski            43            Senior Vice President, Controller,
                                            Secretary and Treasurer               1986
Michael J. Belleveau          39            Vice President                  Jun., 1994
Leslie H. Green               48            Vice President                  Dec., 1995
David J. Parcells             37            Vice President - Operations           1992
Jerald J. Rinder              49            Vice President                  Feb., 1996
Robert L. Topazio             47            Vice President                  Feb., 1996
Douglas M. Rumbough           39            Vice President                        1992
A. Clinton Allen              52            Director(6)                           1993
Thomas A. Barron              44            Director                              1983
Vincent D. Farrell, Jr.       49            Director(7)                           1992
Herbert M. Friedman           64            Director(8)                           1981
M. Leo Hart                   47            Director(9)                           1991
James W. Kennedy              45            Director(10)                          1981
Keith R. Lively               44            Director                        Oct., 1994
Lindsay Marx                  30            Director                        Feb., 1994
Louis Marx, Jr.               64            Director(11)                          1990
Eric M. Reynolds              43            Director                        Mar., 1994
John Spencer                  66            Director(12)                          1990
John V. Tunney                61            Director(13)                          1992



1.      Mr. Gilson is Chairman of Forschner's Executive Committee.

2.      Mr.  Cunningham  is  a  member  of  Forschner's   Executive   Committee,
        Management Committee and Special Products Committee.

3. Mr. Rawn is a member of Forschner's Executive Committee, Management Committee, Nominating Committee and Special Products Committee.

4.      Mr. Thompson is Chairman of Forschner's Special Products Committee.

5. Mr. Mortimer was elected a Director of Forschner in December, 1994. He had previously served as a Director of Forschner from June 1987 to June 1994. Mr. Mortimer was named Executive Vice President in May, 1988. He had become a Senior Vice President in September, 1985. Prior to that time, he was a Vice President. Mr. Mortimer is a member of Forschner's Special Products Committee.

6. Mr. Allen is Chairman of Forschner's Stock Option and Compensation Committee and Acquisition Committee.

7. Mr. Farrell is Chairman of Forschner's Audit Committee and a member of Forschner's Acquisition Committee and Executive Committee.

8. Mr. Friedman is Chairman of Forschner's Charitable Insurance Program Committee and a member of Forschner's Executive Committee, Audit Committee, Nominating Committee and Special Products Committee.

9. Mr. Hart was Co-Chairman of the Board and Chief Executive Officer from February 1994 to December 1995. He had become Executive Vice President and a Director in October, 1991. Mr. Hart is a member of Forschner's Management Committee, Executive Committee and Charitable Insurance Program Committee.

10. Mr. Kennedy was Co-Chairman of the Board and Chief Executive Officer from February 1994 to December 1995. He had been President and Chief Executive Officer since March, 1988. He had become President and a Director in June, 1987 and a Senior Vice President in September, 1985. Prior to that time he was a Vice President. Mr. Kennedy is a member of Forschner's Executive Committee and Management Committee.

11. Mr. Marx is Chairman of Forschner's Management Committee and Nominating Committee and a member of Forschner's Executive Committee. Mr. Marx was Chairman of Forschner's Executive Committee until June, 1995.

12. Mr. Spencer is a member of Forschner's Audit Committee and Stock Option and Compensation Committee.

13.     Mr.  Tunney is a member of  Forschner's  Stock  Option and  Compensation
        Committee,   Acquisition  Committee  and  Charitable  Insurance  Program
        Committee.


        Directors hold office until the next annual meeting of stockholders of Forschner and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

        The following sets forth the principal occupations of each of Forschner's officers and directors during the previous five years, as well as the names of any other public or affiliated companies of which they are directors.


        J. Merrick Taggart, President of Forschner, was elected to that position on December 13, 1995. From 1993 to November 1995 Mr. Taggart was President of Duofold, Inc, a sports apparel company, and Pringle of Scotland U.S.A., an apparel company. From 1990 to November 1992 Mr. Taggart was President of O'Brien International, a manufacturer and marketer of water sports equipment. Prior to that Mr. Taggart was Senior Vice President of Product Development for the Timberland Company, a footwear and apparel company.

        Peter W. Gilson, Chairman of the Executive Committee and a Director of Forschner, has served as President and Chief Executive Officer of Physician Support Systems, Inc., a company specializing in the management of physician's health care practices, since 1991. From 1988 to the present, Mr. Gilson has also served as President and Chief Executive Officer of the Warrington Group, Inc., a manufacturer of safety products which was previously a division of The Timberland Company. From 1987 to 1988, Mr. Gilson served as Chief Operating Officer of The Timberland Company, a manufacturer of footwear and outdoor clothing. From 1978 to 1986, he served as President of the Gortex Fabrics Division of W.L. Gore Associates. Mr. Gilson is also a director of SweetWater, Inc. ("SweetWater"), a manufacturer and marketer of portable water filtration systems.

        Louis Marx, Jr., Chairman of the Management Committee and a Director of Forschner, has been associated with the Company for over 20 years and has played the key role in helping to guide its affairs during that entire period. Through discussions with the Chief Executive Officer of Victorinox, he and Mr. Rawn were responsible for Forschner obtaining exclusive U.S. distribution rights for Victorinox products and later, together with Mr. Rawn and Mr. Kennedy, negotiated the expansion of Forschner's distribution rights to include Canada, Bermuda and the Caribbean and also obtained for the Company exclusive distribution rights to the Victorinox Watch. In a prior year he and Mr. Rawn played an important part in negotiating, on behalf of Forschner, the settlement of potentially expensive litigation, and more recently, Mr. Marx has played an active role in the Company's investment policy and, together with the Company's advisors, has successfully managed the Company's currency hedging program. Mr. Marx is Chairman of the Executive Committee and a director of Noel Group, Inc. ("Noel"), a publicly held company which conducts its principal operations through small and medium sized operating companies in which it holds controlling interests, a director and member of the Compensation Committee of Cyrk, Inc. ("Cyrk"), a distributer of products for promotional programs and custom-designed sports apparel and accessories, and Co-Chairman of the Board and a director of Tigera Group, Inc. ("Tigera"), an acquisition company. Mr. Marx has been a venture capital investor for more than thirty years. Mr. Marx, together with his close business associates, have been founders or substantial investors in such companies as Pan Ocean Oil Corporation, Donaldson, Lufkin & Jenrette, Bridger Petroleum Corporation Ltd., Questor Corporation, Environmental Testing and Certification Corporation, Garnet Resources Corporation, The Prospect Group, Inc. and Noel. Mr. Marx served as a director of The Prospect Group, Inc., a company which, prior to its adoption in 1990 of a Plan of Complete Liquidation and Dissolution, conducted its major operations through subsidiaries acquired in leveraged buyout transactions ("Prospect"), from February 1986, and as Chairman of Prospect's Asset Committee from October 1988, until January 1990. Mr. Marx serves as a trustee of the New York University Medical Center and Middlebury College and as Chairman of the Madison Avenue Fund for Children. Mr. Marx is also Co-Chairman and a director of Victory. He is President and a director of Victorinox-Swiss Army Knife Foundation, a non-profit corporation formed by Forschner for charitable purposes including the improvement of the welfare of underprivileged children. Mr. Marx is the father of Lindsay Marx, a Director of Forschner.

        Thomas D. Cunningham, Executive Vice President, Chief Financial Officer and a Director of Forschner, was appointed to those offices in March 1994. Prior to joining Forschner, Mr. Cunningham had been with JP Morgan & Co. Incorporated since 1973 where he was appointed a Vice President in 1979, Senior Vice President in 1987, Managing Director Corporate Finance in 1988 and Managing Director - Corporate Banking Group in 1993. Mr. Cunningham is also a director of Emcor Group, Inc., a mechanical and electrical contractor.

        Stanley R. Rawn, Jr., Senior Managing Director and a Director of Forschner, actively participates with Messrs. Marx and Kennedy in furthering the relationship between Forschner and Victorinox as well as in coordinating management strategies. He has also played an important part in obtaining and expanding the Company's exclusive distribution rights covering Victorinox products. Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company from November, 1985 until the merger of that company in May, 1992. Mr. Rawn is also the Chief Executive Officer and a director of Noel; a director of Prospect, Victory, Staffing Resources, Inc., a temporary help corporation, and Victorinox
- Swiss Army Knife Foundation; and a Trustee of the California Institute of Technology.

        Harry R. Thompson, Managing Director of Forschner was appointed Managing Director in December 1994. From 1987 to 1995, Mr. Thompson was president of The Strategy Group, a business and marketing consulting firm. Mr. Thompson had previously served as a director of Forschner from June 1987 to June 1991, and as Chairman of Forschner's Board of Directors from January 1990 to October 1990 and served in senior executive capacities with the Interpublic Group of Companies, Inc., a leading marketing and communications organization.

        Stanley G. Mortimer III, Executive Vice President and a Director of Forschner, has served Forschner in a variety of capacities since September 1984. Mr. Mortimer was elected as a director in December 1994. He had previously served as a director from June 1987 to June 1994.

        Thomas M. Lupinski, Senior Vice President, Controller, Secretary and Treasurer of Forschner, has been Vice President of Forschner for more than five years. He served as Chief Financial Officer from 1990 to March 1994. Prior to joining Forschner, Mr. Lupinski was Finance Manager for The Revlon Health Care Group from 1982 to 1986 and was with Arthur Andersen & Co., from 1976 through 1982.

        David J. Parcells, Vice President - Operations, joined Forschner in December 1992. Mr. Parcells was employed by Arthur Andersen & Co. as a Senior Manager - Audit and Business Advisory Practice from 1989 through 1992 and as an Audit Manager from 1986 to 1989.

        Michael J. Belleveau, Vice President - Sales, was elected to the office of Vice President in June 1994. Mr. Belleveau has served Forschner in various positions since 1991. Prior to that Mr. Belleveau was a regional sales manager for Cartier, Inc., a manufacturer and marketer of watches and luxury goods.

        Leslie H. Green, Vice President, was elected to the office of Vice President in December 1995. Ms. Green has served Forschner in various positions since January, 1991.

        Jerald J. Rinder, Vice President, was elected to the office of Vice President in February, 1996. From 1994 through 1995 Mr Rinder was Executive Vice President of Pringle of Scotland USA, an
apparel company. From 1993 to 1994 Mr. Rinder was Vice President - Sales/Marketing of Walkover Shoe Co. and from 1991 through 1993 was Vice President - Sales of Stride Rite Corp.

        Robert L. Topazio, Vice President, was elected to the office of Vice President in February, 1996. Mr. Topazio has served Forschner in various positions since September, 1992. From 1991 to 1993 Mr. Topazio was Vice President of Cuisine de France, Ltd., a marketer of consumer cutlery which was purchased by the Company in 1992. Prior to that Mr. Topazio was National Sales Manager for J.A. Henckels.

        Douglas M. Rumbough, Vice President - Corporate Markets, was elected to the office of Vice President in June 1992. Mr. Rumbough has served Forschner in various positions since 1981.

        A. Clinton Allen, a Director of Forschner, is Chairman of A. C. Allen & Co., a Massachusetts based consulting firm. Mr. Allen also serves as Vice Chairman and a director of Psychemedics Corporation, a company that provides testing services for the detection of abused substances through an analysis of hair samples, and of Dewolfe Companies, Inc., a real estate company, and as a director of SweetWater and Tigera.

        Thomas A. Barron, a Director of Forschner, is an author and has been Chairman of Evergreen Management Corp., a private investment firm since January, 1990. From November, 1983 through November 1989, Mr. Barron was President and Chief Operating Officer and a director of Prospect. From 1988 through January, 1990, Mr. Barron served as Chairman of the Board of Forschner. Mr. Barron also serves as a director of Illinois Central Corporation, a railroad corporation, Illinois Central Railroad Company, and SweetWater. Mr. Barron has served as a Trustee of Princeton University.

        Herbert M. Friedman, a Director of Forschner, is a partner in the law firm of Zimet, Haines, Friedman & Kaplan, where he has been a member since 1967. Zimet, Haines, Friedman & Kaplan acts as counsel to Forschner. Mr. Friedman is also a director of Noel, Prospect, Victory, Tigera and Victorinox - Swiss Army Knife Foundation.

        Vincent D. Farrell, Jr., a Director of Forschner, has been a Managing Director of the investment management firm of Spears, Benzak, Solomon & Farrell, Inc., ("Spears, Benzak") since 1982. Mr. Farrell is a director of Noel.

        M. Leo Hart, a Director of Forschner, is President and Chief Executive Officer of Brae, a privately held acquisition company. Until December 13, 1995, Mr. Hart was Co-Chairman of the Board and Chief Executive Officer of Forschner, which capacity he had served in since February 1994. Previously, he was Executive Vice President and a Director. Mr. Hart joined Forschner in October 1991. Prior to this, Mr. Hart spent the previous 15 years in senior sales and marketing positions in the hospitality industry, serving as Senior Vice President of Marketing for The Ritz-Carlton Hotel Company from 1987 to 1991 and before that as Vice President - Sales and Marketing for Fairmont Hotels from 1983 to 1987. Until 1991, he was the North American Chairperson of Leading
Hotels of the World, a hotel marketing association. Prior to his career in sales, Mr. Hart played professional football with the NFL's Atlanta Falcons and Buffalo Bills. Mr. Hart is also a director of Victory and a director of Victorinox - Swiss Army Knife Foundation, a charitable organization.

        James W.  Kennedy,  a Director of  Forschner,  is  President  of Lahinch
Group, Inc., a start-up company proposing to engage in the golf award and apparel business. Until December 13, 1995, Mr. Kennedy was Co-Chairman of the Board and Chief Executive Officer of Forschner, which capacity he had served in since February 1994. Previously, he was President of Forschner, a position he had held since 1988. Prior to 1988, Mr. Kennedy was Senior Vice President of Forschner and had served in various sales and marketing positions with Forschner since 1975. Mr. Kennedy has served on committees for the Specialty Advertising Association International, the National Restaurant Association, the American Meat Institute, the Sporting Goods Manufacturers Association and the American Association of Exporters and Importers.

        Keith R. Lively, a Director of Forschner, is a private investor and, since January 1995 through December, 1995, was a consultant to Forschner. From 1988 through September 1994, Mr. Lively was the President, Chief Executive Officer and a Director of The Famous Amos Chocolate Chip Cookie Corporation. From September 1992 through September 1994, Mr. Lively was also Senior Vice President, a member of the Executive Committee and a Director of President Baking Company, which purchased The Famous Amos Chocolate Cookie Corporation in September 1992.

        Lindsay Marx, a Director of Forschner is a private investor. From November 1992 to January 1994, she was a production assistant at Iron Mountain Productions, a dramatic production company. Ms. Marx was an assistant to the director at the Paper Mill Playhouse in 1992 and, from September 1989 to March 1992, an artistic assistant at The Body Politic, also a dramatic production company. Ms. Marx graduated from Middlebury College in 1987.
Ms. Marx, is the daughter of Louis Marx, Jr.

        Eric M. Reynolds, a Director of Forschner, is President, Chief Executive Officer and a director of SweetWater, a position he has held since January, 1993. Previously, from 1987 through 1990, Mr. Reynolds served as a marketing consultant to various companies including W.L. Gore & Associates and Marmot Mountain Works, Ltd., a company founded by Mr. Reynolds in 1974 that is in the business of designing, manufacturing and marketing mountaineering, backpacking and ski outerwear products.

        John Spencer, a Director of Forschner, holds the African Studies Professorship at Middlebury College where he has served as a member of the faculty since 1974. Mr. Spencer has also served as Dean of Middlebury College and Chairman of its History Department. Mr. Spencer is Vice-Chairman of the African American Institute, a Trustee of the Cape of Good Hope Foundation and of the University of Capetown Fund, Inc. and a director of Victorinox - Swiss Army Knife Foundation.

        John V. Tunney, a Director of Forschner, is currently Chairman of the Board of Cloverleaf Group, Inc. and a general partner of Sun Valley Ventures, a partnership engaged in venture capital and leveraged buyout activities. From 1971 to 1977 Mr. Tunney served as a United States Senator from the state of California and as a Member of the United States House of Representatives from 1965 to 1971. Mr. Tunney is also a director of Prospect, Illinois Central Corporation, Illinois Central Railroad Company, Foamex International, Inc., a foam manufacturer, and Garnet Resources Corporation.


        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that except for one late filing of a Form 4 by Mr. Eric Reynolds pertaining to a purchase of 1,000 shares of Common Stock, during the year ended December 31, 1995 all filing requirements applicable to the Company's officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 11.       Executive Compensation

                                  Summary Compensation Table

        The Summary Compensation Table below sets forth individual compensation information of the Chief Executive Officer and the four other most highly paid executive officers of the Company for services rendered in all capacities during the fiscal years ended December 31, 1995, 1994 and 1993.


                                             Annual Compensation                 Long-Term Compensation

                                                                                   Awards              Payouts

           (a)                (b)        (c)         (d)         (e)           (f)           (g)         (h)          (i)

                                                                Other
                                                               Annual      Restricted                              All Other
        Name and                                               Compen-        Stock       Options/      LTIP        Compen-
   Principal Position        Year      Salary       Bonus      sation         Award         SARS       Payouts      sation
   ------------------        ----      ------       -----      ------         -----         ----       -------      ------
J. Merrick Taggart           1995      33,654         -           -            -          100,000        -             -
President1                   1994        -            -           -            -             -           -             -
                             1993        -            -           -            -             -           -             -

James W. Kennedy             1995     240,000      300,000        -            -           25,000        -           6,941 (3)
Co-Chairman and              1994     250,000      125,000        -            -           50,000        -          13,523 (4)
Chief                        1993     226,065       75,000        -            -           25,000        -          12,681 (5)
Executive Officer(2)

M. Leo Hart                  1995     210,000      75,000         -            -           25,000        -           1,432 (7)
Co-Chairman and              1994     220,000     125,000         -            -           25,000        -           2,332 (8)
Chief                        1993     211,115      75,000         -            -           50,000        -           2,111 (9)
Executive Officer(6)

Thomas D. Cunningham         1995     210,000      10,000         -            -           25,000        -           4,400 (10)
Executive Vice President     1994     174,308     100,000         -            -           50,000        -           2,846 (11)
and Chief Financial          1993        -            -           -            -             -           -             -
Officer

Stanley G. Mortimer III      1995     210,000       5,000         -            -           25,000        -           8,584 (12)
Executive Vice President     1994     220,000     100,000         -            -             -           -          12,845 (13)
                             1993     210,961      75,000         -            -           25,000        -          11,155 (14)

Harry R. Thompson            1995     200,000      15,000         -            -           25,000        -           2,195 (15)
Managing Director            1994        -            -           -            -             -           -             -
                             1993        -            -           -            -             -           -             -

Leslie H. Green              1995     175,000      10,000         -            -           10,000        -           3,796 (16)
Vice President               1994     175,000      45,000         -            -             -           -           3,705 (17)
                             1993     170,000      40,000         -            -           10,000        -           3,531 (18)



-------------------

        (1) Mr. Taggart was elected President on December 13, 1995.

        (2) Mr. Kennedy resigned as Co-Chairman and Co-Chief Executive Officer on December 13, 1995.

        (3) Consists of $4,620 contributed by the Company to Mr. Kennedy's account under the Company's 401K savings plan and $2,321 in benefit to Mr. Kennedy of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Kennedy.

        (4) Consists of $4,620 contributed by the Company to Mr. Kennedy's account under the Company's 401K savings plan and $8,903 in benefit to Mr. Kennedy of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Kennedy.

        (5) Consists of $4,497 contributed by the Company to Mr. Kennedy's account under the Company's 401K savings plan and $8,184 in benefit to Mr. Kennedy of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Kennedy.

        (6) Mr. Hart resigned as Co-Chairman and Co-Chief Executive Officer on December 13, 1995.

        (7) Consists of $1,432 in benefit to Mr. Hart of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit Mr. Hart.

        (8) Consists of $2,332 in benefit to Mr. Hart of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Hart.

        (9) Consists of $2,111 in benefit to Mr. Hart of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Hart.

        (10) Consists of $4,400 contributed by the Company to Mr. Cunningham's account under the Company's 401K savings plan.

        (11) Consists of $2,846 contributed by the Company to Mr. Cunningham's account under the Company's 401K savings plan.

        (12) Consists of $4,300 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $4,284 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

        (13) Consists of $4,620 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $8,225 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

        (14) Consists of $4,497 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $6,658 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

        (15) Consists of $2,195 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plans.

        (16) Consists of $3,796 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

        (17) Consists of $3,705 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

        (18) Consists of $3,531 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.


                        Option Grants in Last Fiscal Year

        The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information regarding individual grants of options made in the last fiscal year, and their potential realizable values.


                                                                                          Potential Realizable
                                                                                          Value at Assumed
                                                                                          Annual Rates of Stock
                                                                                          Price Appreciation for
                                    Individual Grants                                     Option Term

           (a)                   (b)            (c)                  (d)        (e)           (f)           (g)

                                         % of Total
                                         Options Granted     Exercise or
                              Option     to Employees in      Base Price     Expiration
Name                         Granted     Fiscal Year(1)        ($/Sh)          Date         5% ($)        10% ($)
----                         -------     -------               -------         -----        -------       -------
J. Merrick Taggart           100,000(2)       10.9%              $12.50      12/13/05     $786,118     $1,992,178

James W. Kennedy              25,000           2.7%              $12.875      1/26/05      $202,425      $512,986

M. Leo Hart                   25,000           2.7%              $12.875      1/26/05      $202,425      $512,986

Thomas D. Cunningham          25,000           2.7%              $12.875      1/26/05      $202,425      $512,986

Stanley G. Mortimer III       25,000           2.7%              $12.875      1/26/05      $202,425      $512,986

Harry R. Thompson             25,000           2.7%              $12.875      2/16/05      $202,425      $512,986

Leslie H. Green               10,000           1.1%              $12.875      1/26/05       $80,970      $205,194

        -----------------------
        (1) Based on 812,000 options granted plus 100,000 warrants.

        (2) Consists of warrants to purchase Common Stock.

                    Option Exercises and Year-End Value Table

        The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the executive officers named in the Summary Compensation Table.


                 Aggregated Option Exercises in Last Fiscal Year, and FY-End Option/SAR Value
-----------------------------------------------------------------------------------------------------------
           (a)                     (b)                  (c)                   (d)                   (e)

                                                                                                 Value of
                                                                          Number of            Unexercised
                                                                         Unexercised           In-the-Money
                                                                       Options/SARs at       Options/SARs at
                                                                          FY-End (#)            FY-End (#)

                             Shares Acquired           Value             Exercisable/          Exercisable/
Name                        on Exercise (#)        Realized ($)         Unexercisable         Unexercisable
--------------------------  ----------------       ------------         -------------         -------------
J. Merrick Taggart                  -                    -              25,000/75,000             $0/$0

James W. Kennedy                    -                    -              50,000/50,000         $5,469/$3,906

M. Leo Hart                         -                    -              56,250/43,750         $6,250/$3,125

Thomas D. Cunningham                -                    -              31,250/43,750         $3,125/$3,125

Stanley G. Mortimer III             -                    -              25,000/25,000          $2,344/$781

Harry R. Thompson                   -                    -              16,250/18,750           $71,250/$0

Leslie H. Green                     -                    -              20,000/10,000           $938/$312






                            Compensation of Directors

        The Company compensates those of its directors who were not employees of the Company in the amount of $10,000 annually plus $1,000 for attendance at each meeting of the Board of Directors. The Chairmen of the Audit Committee, the Stock Option and Compensation Committee and the Acquisition Committee of the Board of Directors are each paid an additional annual fee of $10,000 in recognition of the additional responsibilities and time commitments associated with such positions.

        In 1995, Louis Marx, Jr. and Stanley R. Rawn, Jr. were granted options under the Company's 1994 Stock Option Plan to purchase 150,000 and 100,000 shares, respectively, of the Company's Common Stock at a price of $12.875 per share, the market price of the Company's Common Stock when such options were issued. On December 13, 1995 the options to purchase up to 150,000 shares granted to Mr. Marx were voluntarily returned to the Company by Mr. Marx to permit them to be reissued to others. Also on December 13, 1995, options to purchase 150,000 shares of Common Stock under the 1994 Stock Option Plan were granted to Mr. Peter W. Gilson at an exercise price of $12.50, the market price of such shares on the date of grant.

        In addition, the Company has purchased split dollar life insurance policies in respect of each of Messrs. Louis Marx, Jr. and Stanley R. Rawn, Jr. See "Certain Transactions".


                  Employment Agreement and Severance Agreement

        The Company entered into an employment agreement dated as of January 2, 1996 with Mr. James W. Kennedy, a director of the Company and, until December 13, 1995, Co-Chairman of the Board and Chief Executive Officer of the Company. The agreement provides that Mr. Kennedy shall be employed in an executive capacity with the Company and shall be available to consult with and advise the Company on such matters as might be requested by senior management of the Company for at least eighty-five hours per month to assist on issues dealing with the maintenance of corporate trademarks; corporate legal matters; and strategic support relative to strategic relations with Victorinox Cutlery Company, the Company's key supplier. Mr. Kennedy is to be paid a salary of $140,000 per annum and, during 1996, a one time bonus of $300,000. The agreement, which has a term of five years, also provides that following the termination of the agreement Mr. Kennedy would be prohibited from competing, with certain exceptions, with the business of the Company for a period of three years.

        In connection with the resignation of Mr. M. Leo Hart, a director of the Company, from his position as Co-Chairman of the Board and Chief Executive Officer of the Company, the Company paid Mr. Hart the sum of $75,000 and accepted for surrender and cancellation all of Mr. Hart's outstanding stock options to purchase Stock. To replace of such options, the Company has issued to Mr. Hart new options covering the same number of shares and upon the same terms and conditions except that the newly issued options were fully vested upon grant and the exercise ability of such options is not contingent on Mr. Hart's employment with the Company.


                                  Pension Plan

               Each employee of the Company at least twenty years of age, becomes eligible to participate in the Company's Pension Trust (the "Pension Trust") after completing two Years of Credited Service (as defined in the Pension Trust). Monthly benefits at Normal Retirement Age, age sixty-five, are computed as follows: Average Monthly Compensation (as defined below) multiplied by 0.65% plus Average Monthly Compensation in excess of Social Security Covered Compensation (as defined below) multiplied by 0.65%, such sum multiplied by Years of Credited Service, not to exceed 35 years. Accrued benefits under the prior formula used by the Company's Pension Trust are grandfathered as of December 31, 1993 for Non-Highly Compensated Employees and as of December 31, 1988 for Highly Compensated Employees.

               "Average Monthly Compensation" is defined as one-twelfth of the highest five consecutive years of total compensation. Social Security Covered Compensation is defined as the average of the Taxable Wage Base over the 35-year period ending with the year of the Social Security Normal Retirement (ages 65 - 67, depending on year of birth).

               Participants will receive reduced benefits on a life annuity basis with continuation of benefits to their spouses after death unless an optional form of benefit is selected. Preretirement death benefit coverage is also provided. A participant is 100% vested in his accrued benefits, as defined in the Pension Trust, upon such accrual. The Years of Credited Service as of December 31, 1995 of each of the individuals named in the Cash Compensation table herein are as follows:

                             J. Merrick Taggart................ 0 years
                             James W. Kennedy................. 20 years
                             M. Leo Hart....................... 4 years
                             Thomas D. Cunningham.............. 2 years
                             Stanley G. Mortimer III.......... 11 years
                             Harry R. Thompson................. 0 years
                             Leslie H. Green................... 5 years


               The following table shows annual pension benefits under the Pension Trust assuming retirement at age sixty-five in 1996, payable as a life annuity, in various remuneration and years of employment classifications. Note that the maximum allowable compensation for years beginning in 1994 is $150,000, so remuneration in excess of that amount is not shown. Some grandfathering of benefits earned at higher compensation levels is provided.

                  PENSION BENEFITS FOR 1995 RETIREES AT AGE 65

                                                  Years  of Service
                    -----------------------------------------------------------------------
Remuneration            15              20               25            30             35
-------------           --              --               --            --             --
 50,000                7,061           9,415           11,769        14,123         16,476
 75,000               11,936          15,915           19,894        23,873         27,851
100,000               16,811          22,415           28,019        33,623         39,226
125,000               21,686          28,915           36,144        43,373         50,601
150,000               26,561          35,415           44,269        53,123         61,976


           Compensation Committee Interlocks and Insider Participation

        In 1995, the Compensation Committee was comprised of A. Clinton Allen, John V. Tunney and John Spencer. None of these individuals is an officer or employee of the Company or any of its subsidiaries.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding beneficial ownership of the Common Stock on March __, 1996, by each person or group known by Forschner to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise noted, each person listed below has sole voting and investment power with respect to the shares listed next to his or its name.

                                                 Number of
Name of Beneficial Owner                          Shares                       Percent owned(1)
------------------------                         ---------                     ---------------
Louis Marx, Jr.
667 Madison Avenue
New York, NY  10021                           3,022,222(2)                           34.8%

Brae Group, Inc.
15710 John F. Kennedy Blvd.
Houston, TX  77032                            2,998,200(3)                           34.5%

                                                 Number of
Name of Beneficial Owner                          Shares                       Percent owned(1)
------------------------                         ---------                     ---------------
Victorinox A.G.
CH-6438
Ibach-Schwyz
Switzerland                                     854,200                              10.4%

Tweedy, Browne Company L.P.
52 Vanderbilt Avenue
New York, New York 10017                        589,150(4)                            7.2%

David L. Babson & Co., Inc.
One Memorial Drive
Cambridge, MA 02142                             501,000(5)                            6.1%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue
Santa Monica, CA 90401                          414,688(6)                           5.07%

Smith Barney Holdings, Inc.
Travelers Group, Inc.
388 Greenwood Street
New York, NY 10013                              412,000(7)                           5.03%

------------------

        (1) Based on 8,186,610 shares of Common Stock outstanding, not including 614,108 shares held as Treasury stock. Treated as outstanding for the purposes of computing percentage ownership of each holder are shares issuable to such holder upon exercise of Options and Warrants.

        (2) Consists of 19,730 shares held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,498,200 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

        (3) Includes 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

        (4) According to a Schedule 13D filed February 29, 1996, consists of shares held in the accounts of customers of Tweedy, Browne Company, L.P., a broker-dealer.

        (5) According to a Schedule 13G dated February 12, 1996, consists of shares which David L. Babson & Co., Inc. beneficially owns by virtue of serving as investment advisor.

        (6) According to a Schedule 13G dated February 7, 1996, consists of shares as to which Dimensional Fund Advisor shares power of disposition by virtue of serving as investment advisor to its clients.

        (7) According to a Schedule 13G dated February 1, 1996, consists of shares held by Smith Barney Holdings, Inc., a wholly owned subsidiary of Travelers Group, Inc.

        The following table sets forth certain information concerning the beneficial ownership of Common Stock on March __, 1996 by each director, each officer named in the Summary Compensation Table herein and by all directors and officers of Forschner as a group.

                                          Number of
   Name                                    Shares        Percent of Class(1)
   ----                                   ---------      -----------------
J. Merrick Taggart                         25,000(2)              *
Thomas D. Cunningham                       37,500(3)              *
Stanley G. Mortimer III                    32,262(4)              *
Harry R. Thompson                          22,500(5)              *
Leslie H. Green                            22,500(6)              *
A. Clinton Allen                           35,000(7)              *
Thomas A. Barron                           60,000(8)              *
Vincent D. Farrell, Jr.                    35,000(9)              *
Herbert M. Friedman                        15,368(10)             *
Peter W. Gilson                            37,500(11)             *
M. Leo Hart                               100,000(12)            1.2%
James W. Kennedy                           75,429(13)             *
Keith R. Lively                               -0-                 *
Lindsay Marx                               25,000(14)             *
Louis Marx, Jr.                         3,022,222(15)            34.8%
Stanley R. Rawn, Jr.                      142,711(16)             1.7%
Eric M. Reynolds                           26,000(17)             *
John Spencer                                1,000                 *
John V. Tunney                                -0-                 *
All officers and directors              3,802,304(18)            40.7%
  as a group (23 persons)

--------------------------
*Less than 1% of the Class.

        (1) Based on 8,186,610 shares of Common Stock outstanding, not including 614,108 shares held as Treasury Stock. Treated as outstanding for the purpose of computing the percentage ownership of each director and of all directors and officers as a group are shares issuable to such individuals upon exercise of options.

        (2) Consists of 25,000 shares of Common Stock issuable upon exercise of warrants held by Mr. Taggart.

        (3) Consists of 37,500 shares of Common Stock issuable upon exercise of Options held by Mr. Cunningham.

        (4) Includes 31,250 shares of Common Stock issuable upon exercise of Options held by Mr. Mortimer.

        (5) Consists of 22,500 shares of Common Stock issuable upon exercise of Options held by Mr. Thompson.

        (6) Consists of 22,500 shares of Common Stock issuable upon exercise of Options held by Ms. Green.

        (7) Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Allen.

        (8) Includes 25,000 shares of Common Stock issuable upon exercise of Options held by Mr. Barron.

        (9) Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Farrell. Excludes shares beneficially owned by Spears, Benzak, a general partnership in which Mr. Farrell has a 22% interest.

        (10) Includes 12,500 shares of Common Stock issuable upon exercise of Options held by Mr. Friedman.

        (11) Consists of 37,500 shares of Common Stock issuable upon exercise of Options held by Mr. Gilson.

        (12) Consists of 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Hart.

        (13) Includes 56,250 shares of Common Stock issuable upon exercise of Options held by Mr. Kennedy.

        (14) Consists of 25,000 shares of Common Stock issuable upon exercise of Options held by Ms. Marx.

        (15) Consists of 19,730 shares of Common Stock held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,498,200 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon exercise of options held by Brae Group, Inc.

        (16) Includes 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Rawn.

        (17) Includes 25,000 shares of Common Stock issuable upon exercise of Options held by Mr. Reynolds.

        (18) Includes 1,128,750 shares of Common Stock issuable to directors and officers upon exercise of Options and 25,000 shares of Common Stock issuable upon exercise of warrants.

Item 13.       Certain Relationships and Related Transactions

        Messrs. Louis Marx, Jr., Chairman of the Company's Management Committee, and a Director of the Company, and Stanley R. Rawn Jr., Senior Managing Director and a Director of the Company, devoted considerable time and attention to the affairs of the Company during 1995. During 1995 Messrs. Marx and Rawn were principally compensated, through split dollar insurance on their lives, a method which allows the Company to recover, without interest, all premiums paid on the death of the insured and which has substantially lower earnings impact over the years than would similar amounts paid as cash compensation. Specifically, the Company has purchased split dollar life insurance payable on the death of Mr. Marx, some of which is payable on the later to die of Mr. Marx and his wife, and split dollar life insurance payable on the death of Mr. Rawn. Under these arrangements the Company will pay approximately $2,492,000 over the course of the next 14 years as premiums under the policies for Mr. Marx and approximately $1,425,000 over the course of the next six years under the policy for Mr. Rawn (in each case including amounts paid through the first fiscal quarter of 1996), and will be reimbursed, without interest, for all of the premiums that it has paid upon the death of the respective insured. The actual premiums to be paid may be higher than estimated depending upon the performance of the insurance company's investments and other factors. Pursuant to the terms of life insurance agreements entered into with each of Messrs. Marx and Rawn, Forschner shall continue to be obligated to pay these premiums during the insured's employment with the Company and in the event of the termination of such employment for any reason, unless the insured willfully and materially breaches the terms of a consulting agreement between him and Forschner and such breach continues for 30 days after written notice. Under the terms of such consulting agreements, each of Messrs. Marx and Rawn is to be engaged as a consultant immediately following the termination of his employment with Forschner and, in such event, shall receive such compensation as shall be fair under the circumstances. Mr. Marx has been so engaged as a consultant to the Company since February 15, 1995, the date on which he ceased to serve as Chairman of the Company's Executive Committee. The consulting agreements may be terminated by Forschner upon thirty days notice. In 1995, the Company paid an aggregate of $635,098 in premiums on the policies pertaining to Mr. Marx (of which $105,000 pertained to 1994 premiums) and $552,650 in premiums on the policy pertaining to Mr. Rawn (of which $237,500 pertained to 1994 premiums). There will be a small, negative earnings impact in the early years of the policies on Messrs. Marx's and Rawn's lives, and an increasingly positive impact on earnings in the later years.

        In July 1994, Forschner entered into a Services Agreement with Brae which beneficially owns 34.5% of the outstanding Common Stock and in which Louis Marx, Jr., a Director of Forschner, has a controlling interest, and in which Victorinox Cutlery Company ("Victorinox"), a key supplier and beneficial owner of approximately 10% of the outstanding Common Stock, has a non-controlling stock interest. Mr. M. Leo Hart, a director of Forschner, is Chief Executive Officer of Brae. Under the Services Agreement, Brae is to provide various services to Forschner for a period of four years relating to maintaining, enhancing and expanding Forschner's relationship with Victorinox. In exchange for these services, Brae received an option to purchase 500,000 shares of Forschner's Common Stock at the then current market price of $10.75 per share. The option is fully vested and can be exercised for ten years from the date of the Services Agreement.

        The Company loaned to Mr. James W. Kennedy, a Director of the Company, a total of $87,500. The loan bore interest at the prime rate and was paid in full, together with accrued interest, on January 3, 1996.

        An existing Company policy authorizes Forschner to compensate, in the form of a commission of up to 3% of net sales for up to three years, non-employees for their direct role in introducing significant new customers to the Company. In 1995 Forschner paid to Louis Marx III, a son of Louis

Marx, Jr. and a brother of Lindsay Marx, both Directors of the Company, $107,533, representing one half of a 3% commission on net sales to Cyrk, Inc. ("Cyrk"), a customer introduced to Forschner by Mr. Marx.

        Simmons Outdoor Corporation ("Simmons"), in which Forschner owned 655,000 shares of common stock (approximately 20% of the issued and outstanding shares) until December 19, 1995, sells Victorinox Original Swiss Army Knives purchased from Forschner to selected sporting goods distributors. In 1995, Forschner's sales to Simmons were approximately $296,000. Forschner's 1995 purchases from Simmons of optical products for sale to Forschner's Corporate Markets customers totaled $387,000 in 1995. Both sales and purchases of products are on an arm's length basis. Herbert M. Friedman, a Director of Forschner, also served on the Board of Directors of Simmons until December 19, 1995.

        In June 1994, the Company received 75,299 newly issued shares of the Series A Preferred Stock of Forschner Enterprises, Inc. (n/k/a Victory Capital
LLC) in exchange for all of the Company's shares of Tigera Group, Inc., a publicly traded company. The Company currently holds approximately 20.3% of the outstanding equity units of Victory. Louis Marx, Jr., a Director of Forschner, is Co-Chairman and a director of Victory. Stanley R. Rawn, Jr., Senior Managing Director and a Director of Forschner, and A. Clinton Allen, Herbert M. Friedman,
M. Leo Hart and Eric M. Reynolds, Directors of Forschner, also serve as Victory's directors.

        In 1995, Forschner paid $432,000 for legal services rendered by the law firm of Zimet, Haines, Friedman & Kaplan, of which Mr. Herbert M. Friedman, a Director of the Company, is a partner.

        Keith R. Lively, a Director of the Company, served as a consultant to the Company from January, 1995 to December 31, 1995, for a fee of $10,000 per month, in respect of the Company's acquisition program and other matters.

        Peter W. Gilson, Chairman of the Executive Committee and a Director of the Company, is an employee of the Company and was compensated by the Company at the rate of $150,000 per year in 1995.

        It is anticipated that Lahinch Group, Inc., of which Mr. James W. Kennedy, a director of Forschner, is president, director and a significant stockholder, and of which Mr. Louis Marx, Jr. and Victorinox Cutlery Company are investors, will purchase from Forschner products for resale to the golf oriented channel of trade beginning in 1996.

        During 1995, the Company purchased shares of common stock of SweetWater, Inc. ("SweetWater"), a publicly traded company which manufactures and markets portable water filtration systems, for the aggregate purchase price of $1,837,000, raising the Company's percentage ownership of SweetWater to 38%. Mr. Eric M. Reynolds, a director of Forschner, is the Chief Executive Officer of SweetWater and Mr. Peter W. Gilson, Chairman of the Executive Committee, and Messrs. A. Clinton Allen and Thomas A. Barron, directors of the Company, are directors of SweetWater.

        During 1995, the Company purchased 5,160 shares of common stock, representing a 19% interest, of Omar Torres, Inc. ("Omar"), a privately held company in the business of designing and marketing jewelry, at $100 per share and purchased an 8% convertible note of Omar for $284,000. Victory then owned approximately 69% Omar's outstanding stock. In March 1996 Brae, a shareholder of Omar at the time of the Company's purchase, bought an additional 4,000 shares of Omar at the same purchase price per share previously paid by the Company, thus reducing the Company's and Victory's percentage interest in Omar. Brae, which is controlled by Mr. Louis Marx, Jr., a director of the Company, and in which Victorinox also holds an interest, is an equity holder in Victory.

        Victorinox Cutlery Company owns approximately 10% of the outstanding Common Stock and is the supplier to the Company of Swiss Army Knives, professional cutlery products and Victorinox Watches. During the year ended December 31, 1995, Forschner made payments for Victorinox products in aggregate amount of approximately $39,676,000.


             The Forschner Group, Inc. Charitable Insurance Program

        Forschner recognizes its responsibility to the communities in which its products are sold and the importance of charitable organizations to the country at large. The Company is also aware of the benefits to commercial good will resulting from the proper discharge of its responsibilities. In order to further these objectives, the Company instituted its Charitable Insurance Program. This program allows Forschner to provide the maximum assistance to numerous charities by utilizing tax provisions intended to encourage such activities, and to eventually recover, without interest, all amounts expended.

        Under the Company's Charitable Insurance Program (the "Program"), adopted by the Company's Board of Directors in 1993, the Company will utilize insurance on the lives of each of its directors and other designated persons (the "Insured Directors") to fulfill charitable pledges to the Victorinox-Swiss Army Knife Foundation (the "Foundation") and to charities recommended by the Insured Directors. The Company previously purchased life insurance on one of the Company's then Co-Chairmen and designated the Foundation as a beneficiary of a portion of the proceeds, subject to the Company's right to revoke such designation.

        The Program enables the Company to make a meaningful commitment to the Victorinox-Swiss Army Knife Foundation, as well as a broad range of charities benefiting our communities. The Company anticipates that it will be able to make substantial contributions in the future to these charities at a minimal cost to the Company.

        The Victorinox-Swiss Army Knife Foundation is a tax-exempt private foundation, funded primarily by contributions from Forschner and Victorinox. It was organized in December, 1992 for general charitable purposes, including the improvement of the welfare of underprivileged children (and others) through the encouragement of organized athletic activities, including those sports in which an underprivileged child would not ordinarily participate. Louis Marx, Jr., a director of the Company, is President and a director of the Foundation. Stanley
R. Rawn, Jr., Senior Managing Director and a director of the Company, and Herbert M. Friedman, M. Leo Hart and John Spencer, directors of the Company, are directors of the Foundation.

        The Company is the owner and beneficiary of the policies, with the right to borrow against them, and will receive the proceeds upon the death of each Insured. The proceeds will not be legally segregated from the Company's general funds and will remain subject to claims of the Company's creditors. Upon the death of an Insured Director, the Company will retain a share of the insurance proceeds equal to the cumulative premiums paid by the Company for the policy on that Insured Director's life. One half of the remaining amount will be used to fulfill a pledge to the Foundation and the other half will be used to fulfill pledges to tax-exempt charities recommended by Insured Directors and approved by the Board.

        Generally, the Company will be bound to continue to pay all premiums on the policy for the life of the Insured or, in the case of Mr. Marx, as long as he is an officer or Board member or agrees to serve as a consultant to the Company.

        Generally, there will be a small, negative impact on earnings through 1998, and an increasingly positive impact on earnings after 1998 as the cash surrender value of the insurance increases.

        If a director were to leave the Company prior to the time when the cash surrender value of the policy exceeds the aggregate premiums, and the Company received no further substantial benefit from his or her services, the obligation to pay future premiums would result in a charge to earnings at the time he or she left. The charge to earnings for 1995 with respect to directors who left the Company in 1995 is insignificant.

        The Company would not be entitled to a tax deduction, nor would the Company realize income for regular income tax purposes, at the time the policy is obtained nor as premiums are paid. Upon the death of the director (when the policy matures and the insurance proceeds are paid) the Company would not realize income for "regular" income tax purposes, but the Company might be subject to alternative minimum tax ("AMT") on a portion of the receipts from the policy. Upon the making of the cash contribution following the death of the insured director, the Company would be entitled to a deduction. Since the Company is entitled to claim as charitable deductions only 10% of its taxable income in any year, the extent of the utilization of this deduction would depend upon income. These deductions may be carried forward for a period of five years.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Documents filed as part of this report:


                                                                         Page(s)
                                                                         -------

(1)       Financial Statements:



          Report of Independent Public Accountants                   F-1


          Consolidated Balance Sheets - December 31, 1995 and 1994   F-2 to F-3


          Consolidated Statements of Operations for the
          Years Ended December 31, 1995, 1994 and 1993               F-4


          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1995, 1994 and 1993               F-5 to F-6


          Consolidated  Statements  of Cash Flows for the Years
          Ended  December  31, 1995, 1994 and 1993                   F-7


          Notes to Consolidated Financial Statements                 F-8 to F-24

(2)       Schedule --



          Schedule II -- Valuation and Qualifying  Accounts for the Years
          Ended December 31, 1995,  1994 and 1993                    F-25


All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(3)       Exhibits.

          Exhibit Title                                                                       Exhibit No.
          -------------                                                                       -----------
(2)       Not Applicable

(3)      (A)    Articles of  Incorporation,  as amended,  incorporated by reference to the  Exhibits to Annual  Report on Form 10-K for the fiscal year ended
                December 31, 1993.                                                                  *

         (B)    By-laws, as amended.                                                            (3)-1

(4)      Instruments defining the rights of security holders, including indentures:

         (A)    Excerpts from Certificate of Incorporation,  as amended,  incorporated
                by reference to Exhibit 3(a) hereto.                                                *

         (B)    Excerpts from By-Laws,  as amended,  incorporated  by reference to the
                Exhibits  from  Annual  Report on Form 10-K for the fiscal  year ended
                December 31, 1992.                                                                  *

(9)      Not Applicable.

(10)     Material Contracts

         (A)    Employment  Agreement dated as of September 15, 1983 between Forschner and Michael M.  Weatherly,  incorporated  by reference to the Exhibits
                to Registration Statement on Form S-18, No. 2-87357-B.                              *

         (B)    1983 Stock Option Plan,  incorporated  by reference to the Exhibits to
                Annual  Report on Form 10-K for the  fiscal  year ended  December  31,
                1990.                                                                               *

         (C)    Letter  Agreement  dated  December 12, 1983  between  Victorinox
                Cutlery  Company and R.H.  Forschner Co., Inc.,  incorporated by reference to the Exhibits to Annual  Report on Form 10-K for the
                fiscal year ended December 31, 1994.                                                *

         (D)    Mutual Agreement dated as of October 20, 1986 between Victorinox
                Cutlery Company and The Forschner Group,  Inc.,  incorporated by reference to the Exhibits to Annual  Report on Form 10-K for the
                fiscal year ended December 31, 1994.                                                *

         (E)    Letter Agreement dated as of October 20, 1986 between Victorinox
                Cutlery Company and The Forschner Group,  Inc.,  incorporated by reference to the Exhibits to Annual  Report on Form 10-K for the
                fiscal year ended December 31, 1994.                                                *

         (F)    Letter  Agreement  dated August 24, 1988 between The Forschner  Group,
                Inc.  and Recta S.A.,  incorporated  by  reference  to the Exhibits to
                Annual  Report on Form 10-K for the  fiscal  year ended  December  31,
                1994.                                                                               *

                                     - 35 -


         (G)    Mutual  Agreement  dated October 25, 1988 between  Victorinox  Cutlery
                Co. and The Forschner  Group,  Inc.,  incorporated by reference to the
                Exhibits  to  Annual  Report on Form 10-K for the  fiscal  year  ended
                December 31, 1994.                                                                  *

         (H)    Letter  Agreement dated June 12, 1989 between  Victorinox  Cutlery Co.
                and The  Forschner  Group,  Inc.,  incorporated  by  reference  to the
                Exhibits  to  Annual  Report on Form 10-K for the  fiscal  year  ended
                December 31, 1989.                                                                  *

         (I)    Agreement  to Lease dated June 14, 1990 between The  Forschner  Group,
                Inc. and Petran Trap Falls  Associates,  incorporated  by reference to the  Exhibits to Annual  Report on Form 10-K for the fiscal year ended
                December 31, 1990.                                                                  *

         (J)    Security  agreement  dated  January  31, 1991  between  The  Forschner
                Group, Inc. and Connecticut  National Bank,  incorporated by reference to the  Exhibits  to Annual  Report on Form 10-K for the  fiscal  year
                ended December 31, 1989.                                                            *

         (K)    Security  agreement  dated  January 31, 1991 between Swiss Army Brands
                Ltd. and Connecticut  National Bank,  incorporated by reference to the
                Exhibits  to  Annual  Report on Form 10-K for the  fiscal  year  ended
                December 31, 1989.                                                                  *

         (L)    Security  agreement  dated  January 31,  1991  between  Victorinox  of
                Switzerland,  Ltd. and  Connecticut  National  Bank,  incorporated  by reference  to the  Exhibits  to  Annual  Report  on Form  10-K for the
                fiscal year ended December 31, 1989.                                                *

         (M)    Security   agreement   dated   January  31,  1991  between   Excelsior
                Advertising,  Inc. and  Connecticut  National  Bank,  incorporated  by reference  to the  Exhibits  to  Annual  Report  on Form  10-K for the
                fiscal year ended December 31, 1989.                                                *

         (N)    Agreement of guarantee and suretyship  dated January 31, 1991 by Swiss
                Army Brands Ltd. in favor of Connecticut  National Bank,  incorporated by  reference  to the  Exhibits to Annual  Report on Form 10-K for the
                fiscal year ended December 31, 1989.                                                *

         (O)    Agreement  of  guarantee  and  suretyship  dated  January  31, 1991 by
                Victorinox  of  Switzerland,  Ltd.  in favor of  Connecticut  National
                Bank,  incorporated  by reference to the Exhibits to Annual  Report on
                Form 10-K for the fiscal year ended December 31, 1989.                              *

         (P)    Agreement  of  guarantee  and  suretyship  dated  January  31, 1991 by
                Excelsior  Advertising  Inc. in favor of  Connecticut  National  Bank, incorporated  by reference  to the  Exhibits to Annual  Report on Form
                10-K for the fiscal year ended December 31, 1989.                                   *

         (Q)    Life  insurance  agreement  dated as of December  7, 1991  between The
                Forschner  Group,  Inc. and Stanley R. Rawn,  Jr., as Trustee u/a dtd.
                December 9, 1986  between  Louis Marx,  Jr. and Stanley R. Rawn,  Jr.,


                incorporated  by reference  to the  Exhibits to Annual  Report on Form
                10-K for the fiscal year ended December 31, 1992.                                   *

         (R)    Amended and Restated  Loan  Agreement  dated June 18, 1992 between The
                Forschner Group, Inc. and The Connecticut  National Bank (now known as
                Shawmut  Bank  Connecticut,  N.A.),  incorporated  by reference to the
                Exhibits  to  Annual  Report on Form 10-K for the  fiscal  year  ended
                December 31, 1992.                                                                  *

         (S)    Letter  agreement  dated June 18, 1992  between The  Forschner  Group,
                Inc. and The Connecticut  National Bank,  incorporated by reference to the  Exhibits to Annual  Report on Form 10-K for the fiscal year ended
                December 31, 1992.                                                                  *

         (T)    License  Agreement  dated June 30, 1992 between The  Forschner  Group,
                Inc. and Precise  Imports  Corporation,  incorporated  by reference to the  Exhibits to Annual  Report on Form 10-K for the fiscal year ended
                December 31, 1992.                                                                  *

         (U)    Letter  agreement dated November 11, 1992 between The Forschner Group,
                Inc.  and  Michael M.  Weatherly,  incorporated  by  reference  to the
                Exhibits  to  Annual  Report on Form 10-K for the  fiscal  year  ended
                December 31, 1992.                                                                  *

         (V)    Life  insurance   agreement   dated  December  24,  1992  between  The
                Forschner  Group,  Inc. and Louis Marx, Jr., as Trustee u/a dtd. as of
                October 24, 1988  between  Stanley R. Rawn,  Jr. and Barbara  Rawn and
                Louis Marx,  Jr.,  incorporated by reference to the Exhibits to Annual
                Report on Form 10-K for the fiscal year ended December 31, 1992.                    *

         (W)    License Agreement dated as of January 1, 1993 between Cuisine de
                France Limited and Coutel 'Innov,  incorporated  by reference to the  Exhibits to Annual  Report on Form 10-K for the fiscal year
                ended December 31, 1992.                                                            *

         (X)    Mutual  Agreement  dated April 6, 1992  between The  Forschner  Group,
                Inc. and Victorinox Cutlery Company,  incorporated by reference to the
                Exhibits  to  Annual  Report on Form 10-K for the  fiscal  year  ended
                December 31, 1992.                                                                  *

         (Y)    Stock  Purchase  Agreement  dated May 17, 1993  between The  Forschner
                Group,  Inc.  and  K.P.A.,  Inc.  (now  known  as  SweetWater,  Inc.), incorporated  by reference to the Exhibits to  Registration  Statement
                on Form S-1, No. 33- 71036, filed by SweetWater, Inc.                               *

         (Z)    1993 Stock Option Plan,  incorporated  by reference to the Exhibits to
                Annual  Report on Form 10-K for the  fiscal  year ended  December  31,
                1993.                                                                               *

         (AA)   First  Modification to Amended and Restated Loan Agreement dated as of
                August 13, 1993  between The  Forschner  Group,  Inc. and Shawmut Bank
                Connecticut,  N.A.,  incorporated  by  reference  to the  Exhibits  to
                Annual  Report on Form 10-K for the  fiscal  year ended  December  31,
                1993.                                                                               *

         (BB)   Second  Modification  to Amended and Restated Loan Agreement  dated as of February 17, 1994  between The  Forschner  Group,  Inc. and Shawmut
                Bank



                Connecticut,  N.A.,  incorporated by  reference  to  the  Exhibits  to
                Annual  Report on Form 10-K for the  fiscal  year ended  December  31,
                1993.                                                                               *

         (CC)   Commercial  Promissory  Note dated  February 17, 1994 of The Forschner
                Group,  Inc. in the principal  amount of $15,000,000,  incorporated by reference  to the  Exhibits  to  Annual  Report  on Form  10-K for the
                fiscal year ended December 31, 1993.                                                *

         (DD)   Lease dated May 3, 1993  between One Research  Drive  Associates
                Limited Partnership and The Forschner Group, Inc.,  incorporated by reference  to the Exhibits to Annual  Report on Form 10-K for
                the fiscal year ended December 31, 1993.                                            *

         (EE)   License  Agreement  dated as of July 1, 1993 between  Cuisine de
                France Limited and Coutel 'Innov,  incorporated  by reference to the  Exhibits to Annual  Report on Form 10-K for the fiscal year
                ended December 31, 1993.                                                            *

         (FF)   Life  insurance  agreement  dated as of December  24, 1992 between The
                Forschner Group,  Inc. and Louis Marx, Jr.,  incorporated by reference to the  Exhibits  to Annual  Report on Form 10-K for the  fiscal  year
                ended December 31, 1993.                                                            *

         (GG)   Life  insurance  agreement  dated as of September 24, 1993 between The
                Forschner Group,  Inc. and Louis Marx, Jr.,  incorporated by reference to the  Exhibits  to Annual  Report on Form 10-K for the  fiscal  year
                ended December 31, 1993.                                                            *

         (HH)   Life  insurance  agreement  dated as of September 24, 1993 between The
                Forschner  Group,  Inc.  and James D. Rawn,  as Trustee u/a dtd. as of
                June 4, 1992  between  Louis  Marx,  Jr.,  Grantor  and James D. Rawn,
                Trustee,  incorporated  by reference to the Exhibits to Annual  Report
                on Form 10-K for the fiscal year ended December 31, 1993.                           *

         (II)   Mutual  Agreement dated December 21, 1993 between The Forschner Group,
                Inc. and Victorinox Cutlery Company,  incorporated by reference to the
                Exhibits  to  Annual  Report on Form 10-K for the  fiscal  year  ended
                December 31, 1993.                                                                  *

         (JJ)   1994 Stock Option Plan,  incorporated  by reference to the Exhibits to
                Registration  Statement  on  Form  S-8,  No.  33-87078  filed  by  The
                Forschner Group, Inc.                                                               *

         (KK)   Services  Agreement  dated as of July 29, 1994  between The  Forschner
                Group,  Inc. and Brae Group,  Inc.,  incorporated  by reference to the
                Exhibits  to  Quarterly  Report  on Form 10-Q for the  fiscal  quarter
                ended September 30, 1994.                                                           *

         (LL)   Non-Incentive  Stock  Option  Agreement  dated  as of  July  29,  1994 between The Forschner Group, Inc. and Brae Group,  Inc.,  incorporated by reference to the

                Exhibits to Quarterly Report on Form 10-Q for the fiscal quarter ended
                September 30, 1994.                                                                 *

         (MM)   Consulting  Agreement  dated as of December 7, 1991 by and between The
                Forschner Group,  Inc. and Louis Marx, Jr.,  incorporated by reference to the  Exhibits  to Annual  Report on Form 10-K for the  fiscal  year
                ended December 31, 1994.                                                            *

         (NN)   Letter Agreement dated June 9, 1994 between The Forschner Group,  Inc.
                and Forschner Enterprises,  Inc. relating to the purchase by Forschner
                Enterprises,  Inc. of shares of Tigera Group,  Inc.,  incorporated  by reference  to the  Exhibits  to  Annual  Report  on Form  10-K for the
                fiscal year ended December 31, 1994.                                                *

         (OO)   Third  Modification to Amended and Restated Loan Agreement dated as of
                September 30, 1994 between The Forschner Group,  Inc. and Shawmut Bank
                Connecticut,  N.A.,  incorporated  by  reference  to the  Exhibits  to
                Annual  Report on Form 10-K for the  fiscal  year ended  December  31,
                1994.                                                                               *

         (PP)   First  Amendment  to Lease dated June 16, 1994  between The  Forschner
                Group,  Inc.  and  Petran  Trap  Falls  Associates,   incorporated  by
                reference  to the  Exhibits  to  Annual  Report  on Form  10-K for the
                fiscal year ended December 31, 1994.                                                *

         (QQ)   Restricted  Stock  Award  Agreement  dated  as of  December  12,  1994
                between  The  Forschner   Group,   Inc.  and  Stanley  R.  Rawn,  Jr.,
                incorporated  by reference  to the  Exhibits to Annual  Report on Form
                10-K for the fiscal year ended December 31, 1994.                                   *

         (RR)   Life  insurance  agreement  dated as of April  15,  1994  between  The
                Forschner Group,  Inc. and Lawrence T. Warble,  as Trustee u/a dtd. as
                of March 21, 1994 between Stanley R. Rawn,  Jr.,  Grantor and Lawrence
                T.  Warble,  Trustee,  incorporated  by  reference  to the Exhibits to
                Annual  Report on Form 10-K for the  fiscal  year ended  December  31,
                1994.                                                                               *


         (SS)   Agreement  dated June 30, 1995 between The Forschner  Group,  Inc. and
                Bill- Mar Specialty  Company,  Inc.,  incorporated by reference to the
                Exhibits  to  Quarterly  Report  on Form 10-Q for the  fiscal  quarter
                ended June 30, 1995.                                                                *

         (TT)   Agreement dated October 6, 1995 between The Forschner Group,  Inc. and
                James  W.  Kennedy,  incorporated  by  reference  to the  Exhibits  to
                Quarterly  Report on Form 10-Q for the fiscal quarter ended  September
                30, 1995.                                                                           *

         (UU)   Letter  agreement dated February 15, 1995 between The Forschner Group,
                Inc. and Harry Thompson,  incorporated by reference to the Exhibits to
                Quarterly  Report on Form 10-Q for the fiscal quarter ended  September
                30, 1995.                                                                           *

         (VV)   Letter  agreement dated October 25, 1995 between The Forschner  Group,
                Inc. and Harry Thompson,  incorporated by reference to the Exhibits to
                Quarterly  Report on Form 10-Q for the fiscal quarter ended  September
                30, 1995.                                                                           *

         (WW)   Employment   agreement  dated  as  of  January  2,  1996  between  The
                Forschner Group, Inc. and James W. Kennedy.                                    (10)-1

         (XX)   Warrant  dated as of December  13, 1995 between The  Forschner  Group,
                Inc. and J. Merrick Taggart.                                                   (10)-2

         (YY)   Letter  Agreement dated December 18, 1995 between The Forschner Group,
                Inc. and Victorinox Cutlery Company.                                           (10)-3


(11) Statement re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(12)     Not applicable.

(13)     Not applicable.

(16)     Not Applicable.

(18)     Not Applicable.

(21)     Subsidiaries of Registrant.                                                               21

(22)     Not Applicable.

(23)     Consents of experts and counsel:  Consent of Arthur Andersen LLP.                         23

(27)     Not Applicable.

(28)     Not Applicable.

(99)     Not Applicable.


----------------------
*        Incorporated by reference

         No Current Reports on Form 8-K were filed during the fiscal quarter ending December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE FORSCHNER GROUP, INC.
                                            (Registrant)


                                                  By /s/ J. Merrick Taggart
                                                     ----------------------
                                                     J. Merrick Taggart
                                                     President




Date:  March 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Thomas D. Cunningham                                        March 27, 1996
-----------------------------------------
Thomas D. Cunningham
Chief Financial Officer
and a Director



 /s/ Thomas M. Lupinski                                           March 27, 1996
-----------------------------------------
Thomas M. Lupinski
Chief Accounting Officer



 /s/ A. Clinton Allen                                             March 27, 1996
-----------------------------------------
A. Clinton Allen
Director



 /s/ Thomas A. Barron                                             March 27, 1996
-----------------------------------------
Thomas A. Barron
Director

                                                                  March   , 1996
-----------------------------------------
Vincent D. Farrell, Jr.
Director



 /s/ Herbert M. Friedman                                          March 27, 1996
-----------------------------------------
Herbert M. Friedman
Director



 /s/ Peter W. Gilson                                              March 27, 1996
-----------------------------------------
Peter W. Gilson
Director



 /s/ M. Leo Hart                                                  March 27, 1996
-----------------------------------------
M. Leo Hart
Director



 /s/ James W. Kennedy                                             March 27, 1996
-----------------------------------------
James W. Kennedy
Director



 /s/ Keith R. Lively                                              March 27, 1996
-----------------------------------------
Keith R. Lively
Director



 /s/ Lindsay Marx                                                 March 27, 1996
-----------------------------------------
Lindsay Marx
Director



 /s/ Louis Marx, Jr.                                              March 27, 1996
-----------------------------------------
Louis Marx, Jr.
Director

 /s/ Stanley G. Mortimer III                                      March 27, 1996
-----------------------------------------
Stanley G. Mortimer III
Director



 /s/ Stanley R. Rawn, Jr.                                         March 27, 1996
-----------------------------------------
Stanley R. Rawn, Jr.
Director



 /s/ Eric M. Reynolds                                             March 27, 1996
-----------------------------------------
Eric M. Reynolds
Director



 /s/ John Spencer                                                 March 27, 1996
-----------------------------------------
John Spencer
Director



 /s/ John V. Tunney                                               March 27, 1996
-----------------------------------------
John V. Tunney
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE FORSCHNER GROUP, INC.:

We have audited the accompanying consolidated balance sheets of The Forschner Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Forschner Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP
Stamford, Connecticut                                        ARTHUR ANDERSEN LLP
February 5, 1996

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    DECEMBER 31,
                                                                            1995                  1994
                                                                  ------------------------------------
Current assets
   Cash and short-term investments                                         $608,757          $18,019,797

   Accounts receivable, less
    allowance for doubtful accounts
    of $975,000 and $755,000,                                            31,970,449           29,606,328
respectively

   Inventories                                                           36,733,146           26,932,105

   Deferred income tax benefits                                           2,395,858            2,467,440

   Prepaid and other                                                      2,647,121            1,615,273
                                                                        ------------          ------------
      Total current assets                                               74,355,331           78,640,943
                                                                        ------------          ------------
Deferred income tax benefits
                                                                            771,371               56,634

Property, plant and equipment, net                                        4,105,865            4,227,658


Investments in preferred stock, at cost                                   7,002,990            7,002,990


Investments in common stock and note                                      2,591,415            4,463,080
   receivable of unconsolidated affiliates

Foreign distribution rights, net of
   accumulated amortization of $1,843,812
   and $1,165,129, respectively                                           4,900,396            5,579,079


Other assets, net of accumulated
   amortization of $3,166,339 and
   $2,159,756, respectively                                               7,502,884            5,737,337
                                                                       ------------          ------------
TOTAL ASSETS
                                                                       $101,230,252         $105,707,721
                                                                     ==============         ============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             DECEMBER 31,

                                                                       1995                     1994
                                                               --------------------         ------------
Current liabilities
   Accounts payable                                                     $6,479,200          $14,057,507

   Accrued liabilities                                                   8,697,994            8,651,738

   Income taxes payable                                                  1,114,389            1,223,193
                                                                      ------------         ------------
     Total current liabilities                                          16,291,583           23,932,438
                                                                      ------------         ------------



Commitments and contingencies


Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -                                                 -                    -
      2,000,000; no shares issued

   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued -
      8,800,718 and 8,796,968, respectively                                880,072              879,697

   Additional paid-in capital                                           45,897,740           45,866,814

   Foreign currency translation adjustment                                  (9,216)             (28,085)

   Retained earnings                                                    43,283,540           40,170,324
                                                                      ------------         ------------

                                                                        90,052,136           86,888,750

   Less-cost of common stock in
      treasury; 614,108 shares                                          (5,113,467)          (5,113,467)
                                                                      ------------         ------------



Total stockholders' equity                                              84,938,669           81,775,283
                                                                      ------------         ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $101,230,252         $105,707,721
                                                                      ============         ============






The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                            1995              1994               1993
                                                         ------------     --------------    --------------
NET SALES                                                $126,694,786      $144,437,320      $102,543,224

Cost of sales                                             82,430,435        88,633,762        60,516,258
                                                         ------------      ------------      ------------

GROSS PROFIT                                               44,264,351        55,803,558        42,026,966


Selling, general and administrative
   expenses before special charitable
   contribution                                            40,265,716        38,792,909        30,753,401


Special charitable contribution
                                                                   -         1,500,000                -
                                                         ------------      ------------      ------------


Total selling, general and
   administrative expenses                                40,265,716
                                                                            40,292,909        30,753,401

OPERATING INCOME                                            3,998,635        15,510,649        11,273,565


Interest expense                                            (216,937)          (27,674)          (25,180)

Interest income                                               556,631           391,387           176,960

Gain on sale of investments                                 1,771,456            36,720                 -

Equity interest in unconsolidated affiliates                (548,200)                 -                 -

Other income (expense), net
                                                              74,276            81,543            99,873
                                                         ------------      ------------      ------------

Total interest and other income, net                       1,637,226           481,976           251,653
                                                         ------------      ------------      ------------

Income before income taxes
   and cumulative effect of
   accounting change                                        5,635,861        15,992,625        11,525,218


Income tax provision                                       2,522,645          6,632,895         4,221,320
                                                         ------------      ------------      ------------

Income before cumulative effect
   of accounting change                                     3,113,216         9,359,730         7,303,898

Cumulative effect of accounting
   change for income taxes                                        --                --            220,000
                                                         ------------      ------------      ------------

NET INCOME                                                $3,113,216         $9,359,730        $7,523,898
                                                         ============      ============      ============


EARNINGS PER SHARE:
   Income per share before cumulative
      effect of accounting change                               $0.38             $1.16             $1.04

   Cumulative effect per share of
      accounting change for income taxes
                                                                   -                 -              0.03
                                                         ------------      ------------      ------------

   Net income                                                  $0.38              $1.16             $1.07
                                                         ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                      8,235,849          8,061,846         7,053,107
                                                         ============      ============      ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                      Common Stock                                  Foreign
                                     Par Value  $.10              Additional       Currency
                              -----------------------------        Paid-In        Translation       Retained          Treasury
                                  Shares         Amount            Capital        Adjustment        Earnings            Stock
                              -----------------------------       ----------      -----------       --------          --------
BALANCE
DECEMBER 31, 1992                 7,110,951         $711,095       $24,620,407         ($2,082)      $23,286,696      ($5,577,758)
Net income                                -                -                 -               -         7,523,898                -
Stock options exercised             492,194           49,220         5,272,993               -                 -                -
Issuance of common stock
   from treasury                          -                -           125,975               -                 -           158,400
Issuance of common stock             45,823            4,582           751,497               -                                  -
Issuance of warrant for                                                                                        -                -
   Distribution Rights                    -                -         3,750,000               -                 -                -
Foreign currency
   translation adjustment                 -                -                 -               -                 -                -
Purchase of 3,297 shares
   of common stock                        -                -                 -          (4,747)                -           (52,752)
                                  ---------         --------       -----------         -------       -----------       -----------
BALANCE
DECEMBER 31, 1993                 7,648,968         $764,897       $34,520,872         ($6,829)      $30,810,594      ($5,472,110)
Net income
Stock options and                         -                -                 -                -        9,359,730                -
warrant     exercised             1,111,000          111,100        10,467,657                                 -                -
Stock grant                          37,000            3,700           486,925                -                -                -
Issuance of common stock
   from treasury                                                       391,360                -                -          358,643
Foreign currency                          -                -                           (21,256)                -                -
   translation adjustment
                                  ---------         --------       -----------         -------       -----------      -----------
BALANCE
DECEMBER 31, 1994                 8,796,968         $879,697       $45,866,814         ($28,085)     $40,170,324       ($5,113,467)
                                  =========         ========       ===========         ========      ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                             (CONTINUED)

                                        Common Stock                                 Foreign
                                       Par Value  $.10             Additional       Currency
                                -----------------------------        Paid-In       Translation       Retained          Treasury
                                    Shares         Amount            Capital       Adjustment        Earnings            Stock
                                -----------------------------      ----------      -----------       --------          ---------
BALANCE
DECEMBER 31, 1994                  8,796,968          $879,697      $45,866,814        ($28,085)      $40,170,324     ($5,113,467)
Net income                                 -                 -                -               -         3,113,216               -
Stock options exercised                3,750               375           30,926               -                 -               -
Foreign currency
   translation adjustment                  -                 -                -          18,869                 -               -
                                   ---------         ---------        ---------  ---------------      -----------     ------------
BALANCE
DECEMBER 31, 1995                  8,800,718          $880,072      $45,897,740         ($9,216)      $43,283,540     ($5,113,467)
                                   =========          ========      ===========         =======       ===========     ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                          -------------------------------------------------
                                                              1995               1994               1993
                                                           ----------         -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $3,113,216          $9,359,730         $7,523,898
   Adjustments to reconcile net income to cash
   provided from (used for) operating activities:
      Cumulative effect of accounting change                        -                   -           (220,000)
      Depreciation and amortization                         3,249,376           3,207,294          2,524,742
      Deferred income taxes                                  (643,155)         (1,644,567)            94,423
      Treasury shares contributed to charitable                     -             750,003                  -
foundation                                                          -             303,125                  -
      Stock award                                             548,200                   -                  -
      Equity interest in unconsolidated affiliates              8,788              (9,030)                 -
      (Gain) loss on sales of property, plant &            (1,771,456)            (36,720)                 -
equipment                                              --------------    ----------------          ---------
      (Gain) on sale of investments                         4,504,969          11,929,835          9,923,063

CHANGES IN OTHER CURRENT ASSETS AND LIABILITIES:
   Accounts receivable                                    (2,329,783)          (6,105,787)        (6,911,964)
   Inventories                                            (9,741,351)          (6,281,294)        (2,476,354)
   Prepaid and other                                      (1,144,356)           3,020,220         (3,311,157)
   Accounts payable                                       (7,580,883)           2,765,024          6,383,575
   Accrued liabilities                                        44,598            2,702,523            893,834
   Income taxes payable                                     (108,804)             823,193              4,585
                                                     ----------------     ---------------   ----------------
      NET CASH PROVIDED FROM (USED FOR)
         OPERATING ACTIVITIES                            (16,355,610)           8,853,714          4,505,582
                                                      ---------------      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (1,430,352)          (1,676,477)        (2,769,013)
   Proceeds from sales of property, plant & equipment         21,500               22,412              4,200
   Disposition of property, plant & equipment                     -                   -          1,213,538
   Additions to other assets                              (2,814,301)          (2,205,205)        (2,204,800)
   Investments in preferred stock                                   -          (6,250,000)        (2,016,500)
   Investments in common stock                            (3,709,546)                   -         (2,784,260)
   Proceeds from note receivable                                    -             186,120             43,509
   Proceeds from sale of investments                       6,822,282              377,490                  -
                                                       --------------      --------------      -------------
        NET CASH (USED FOR) INVESTING ACTIVITIES          (1,110,417)          (9,545,660)        (8,513,326)
                                                       --------------      --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to acquire treasury stock                               -                   -            (52,752)
   Proceeds from exercise of stock options and                31,301           10,766,257          5,322,213
warrant                                              ----------------      --------------    ---------------
      Net cash provided from financing activities             31,301           10,766,257          5,269,461
                                                     ----------------      --------------    ---------------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                    23,686              109,638            (42,012)
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
   INVESTMENTS                                           (17,411,040)          10,183,949          1,219,705
   Cash and short-term investments, beginning of          18,019,797            7,835,848          6,616,143
period                                                 --------------      --------------     --------------
   Cash and short-term investments, end of period       $    608,757          $18,019,797        $ 7,835,848
                                                      ===============       =============      =============

CASH PAID DURING THE PERIOD:
   Interest                                            $     251,637        $      27,674      $      25,180
                                                      ===============     ===============    ===============
   Income taxes                                         $  3,428,792          $ 6,883,242        $ 3,068,910
                                                       ==============      ==============      =============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


(1)     NATURE OF BUSINESS
               The Forschner Group, Inc. ("Forschner" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox cutlery and Victorinox watches. Forschner also markets its own line of Swiss Army Brand Watches and other high quality Swiss made products under its Swiss Army Brand worldwide. Forschner's cutlery line, which also includes imported products from Germany, England, France and Brazil, is sold primarily to the food processing and service industries. Forschner's wholly-owned subsidiary, Cuisine de France Limited, imports and distributes high quality French made consumer cutlery under the Cuisine de France Sabatier brand. Forschner has only one business segment - the importation and distribution of cutlery, knives, watches and other consumer products. Approximately 6% and 25% of Forschner's revenues for the years ended December 31, 1995 and 1994, respectively, resulted from participation in two special promotional programs with one customer. No programs currently are scheduled with this customer for 1996. Foreign operations represented 11%, 1% and 13% of sales, assets and net income in 1995, respectively. Included in the Company's balance sheet at December 31, 1995 are net assets of $689,000 relating to the Company's foreign operations. Foreign operations were less than 10% of sales, assets and net income in 1994 and 1993.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           PRINCIPLES OF CONSOLIDATION
               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

           BASIS OF ACCOUNTING
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
               Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in the foreign currency translation adjustment component of stockholders' equity, while gains and losses resulting from foreign currency transactions are included in net income. The Company, from time to time, enters into foreign currency forward contracts and other currency trading arrangements to hedge specific foreign currency inventory purchase commitments. Gains and losses on these contracts are deferred and recognized in cost of sales when the related inventory is sold.

           CASH AND SHORT-TERM INVESTMENTS
               Excess cash balances are invested primarily in U.S. treasury bills and other U.S. government agency securities, which, as of December 31, 1995 and 1994, comprised $0 and $17,188,000 of the balance of cash and short-term investments, respectively.

           INVENTORIES
               Domestic inventories are valued at the lower of cost determined by the last-in, first-out (LIFO) method or market. Had the first-in, first-out (FIFO) method been used to value domestic inventories as of December 31, 1995 and 1994, the balance at which inventories are stated would have been $2,746,000 and $2,407,000 higher, respectively. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories primarily consist of finished goods and packaging material.

           PROPERTY, PLANT AND EQUIPMENT
               Property, plant and equipment are stated at cost. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment are comprised of the following:


                                                      December 31,
                                                 1995             1994
                                                ------           ------
               Leasehold improvements        $   818,446   $   658,842
               Equipment                       6,199,914     5,189,298
               Furniture & fixtures            1,473,188     1,256,462
                                              ----------     ---------
                                               8,491,548     7,104,602
               Accumulated depreciation       (4,385,683)   (2,876,944)
                                              -----------  -----------
                                              $4,105,865    $4,227,658
                                              ===========   ==========

               Depreciation is computed principally by use of the straight-line method based on the following estimated useful lives:

                                                   Years
                                                   -----
                      Equipment                   3 to 10
                      Furniture and fixtures      7 to 10

               The provision for amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the assets or terms of the leases, whichever is shorter. For the years ended December 31, 1995, 1994, and 1993, the total provisions for depreciation and amortization of property, plant and equipment were approximately $1,521,000, $1,273,000 and $1,072,000, respectively.

           INVESTMENTS
               Investments in common stock, in which the Company owns 20% to 50%, are being accounted for under the equity method, with Forschner recording its proportional share of net income or losses of these companies and amortization of goodwill related to the acquisition of the two investments. These amounts equalled losses of $548,200 for 1995. The accompanying balance sheets as of December 31, 1994 reflect adjustments necessary to show Forschner's investments in Simmons Outdoor Corporation and SweetWater, Inc. under the equity method.

               Investments in preferred stock and common stock of which the Company owns less than 20%, are accounted for at cost. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

           EARNINGS PER SHARE
               Net income per share has been computed based on the weighted average number of shares outstanding during each year. For the years ended December 31, 1995, 1994, and 1993, the computation included 50,000, 230,000 and 443,000 shares, respectively, issuable upon exercise of stock options and warrants after the assumed repurchase of common shares with the related proceeds. There is no difference between primary and fully diluted earnings per share.

           INCOME TAXES
               Forschner adopted Statement of Financial Accounting Standards
               (SFAS) No. 109, "Accounting for Income Taxes" in the first quarter of 1993. SFAS No. 109 supersedes SFAS No. 96, the accounting standard that the Company had previously followed. As a result of adopting SFAS No. 109, the Company recorded a $220,000, or $0.03 per share, increase to consolidated net income. The increase in consolidated net income was recorded as a cumulative effect of accounting change.

               Under SFAS No. 109, the provision for income taxes, as determined using the liability method, includes deferred taxes resulting from temporary differences in income for financial and tax purposes. Such temporary differences primarily result from differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. The cumulative effect on deferred taxes of changes in the corporate income tax rate is recognized as an adjustment to income tax expense.

           FOREIGN CURRENCY
               The vast majority of the Company's products are imported from Switzerland and are paid for in Swiss francs. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross margin, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

           RECLASSIFICATIONS
               Certain reclassifications have been made to prior year's financial statements to conform with the 1995 presentation.

           NEWLY ISSUED ACCOUNTING STANDARDS
               In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued. The Company plans to adopt SFAS No. 121 in 1996, and believes that this accounting standard will not have a material effect on the Company's financial position and its results of operations.

               In October 1995, Statement of Financial Accounting Standards
               (SFAS) No. 123, "Accounting for Stock-Based Compensation", was issued. The Company plans to adopt SFAS No. 123 in 1996. The Company currently does not plan to change its method of accounting for stock-based compensation; however, SFAS No. 123 will require additional footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost.

(3)     PRINCIPAL SUPPLIERS
               Forschner imports for resale all of its Swiss Army Knives and certain of its other cutlery products from a principal supplier, Victorinox Cutlery Company ("Victorinox"), a Swiss company. Effective December 12, 1993, Forschner renewed a five-year agreement (originally signed on December 12, 1983 and as amended) with Victorinox which appoints Forschner as exclusive distributor of Victorinox Original Swiss Army Knives and most of its other cutlery products in the United States and gives Forschner exclusive rights to use Victorinox trademarks and trade names in the United States with respect to Swiss Army Knives and cutlery. The agreement remains in effect as long as Forschner continues to purchase quantities of Swiss Army Knives and cutlery (based on the Swiss franc purchase price) at least equal to 85% of the maximum amount of purchases of each in any preceding year. Due to high 1992 year-end inventory levels, with written concurrence of Victorinox, Forschner reduced 1993 purchases to a level that was 2.3% below the minimum requirement of Swiss Army Knives. In 1995, Victorinox agreed to reduce the 1996 minimum purchase requirements on knives to 75% of the maximum amount of purchases in any preceding year. The Company purchased the required minimum during 1995 and 1994, and, based upon the current projections, management believes that the Company will purchase the required minimum during 1996. In 1995 total payments to Victorinox were $39,676,000. Pursuant to this agreement, Forschner must obtain Victorinox's permission to sell new cutlery items. All of the Swiss Army Knives and certain of the cutlery items that Forschner sells in Canada and the Caribbean also are supplied by Victorinox.

               Foreign distribution rights with Victorinox are comprised of the following:

                                                         Cost at December 31,         Amortization
                                                        1995             1994            Period
                                                       ------           ------          -------
               Canadian distribution
                  rights (A)                         $3,483,064         $3,483,064      10 years
               Caribbean & Victorinox Watch
                  distribution rights (B)             3,261,144          3,261,144       10 years
                                                    -----------         ----------
                                                      6,744,208          6,744,208
               Accumulated amortization              (1,843,812)        (1,165,129)
                                                    ------------        -----------
                                                     $4,900,396         $5,579,079
                                                     ==========         ==========


               (A) In April 1992, Forschner entered into an agreement with Victorinox under which it received the exclusive distribution right for Victorinox Original Swiss Army Knives in Canada and was appointed the principal distributor of Victorinox professional cutlery in Canada. In exchange for the grant of these rights, Forschner issued to Victorinox 277,066 shares of its common stock from treasury. The rights received were awarded to Forschner for a fixed term with a continuous five-year renewal arrangement upon expiration of the fixed term. Victorinox has the right not to renew the agreement; however, should Victorinox choose not to renew upon expiration of the fixed term, Victorinox is required to pay Forschner $3,500,000.

               (B) On December 21, 1993, Forschner entered into an agreement with Victorinox under which it received the exclusive distribution rights for Victorinox Original Swiss Army Knives and professional cutlery in the Caribbean. Forschner also received the right to distribute Victorinox Swiss-made watches in the United States, Canada and the Caribbean and acquired the 20% share of the Company's subsidiary, Victorinox of Switzerland, Ltd., that Victorinox owned. In exchange for the grant of these rights and the stock acquired, Forschner issued to Victorinox a five-year warrant to purchase 1,000,000 shares of common stock at a $3.75 discount to the current market price on the date of exercise. In April 1994, the discount from the current market price was modified to $4.25 in exchange for Victorinox's agreement to pay the exercise price immediately instead of after one year as allowed by the original agreement. All of the shares issued upon exercise of the warrant were subsequently sold to a corporate shareholder of Forschner that is controlled by a director of Forschner, in exchange for shares of the common stock of that corporation. In addition, Forschner will pay Victorinox a royalty of 1% of net sales of Victorinox Watches. The Caribbean distribution rights are for a fixed term automatically renewable in successive five-year periods unless either party notifies the other at least six months prior to expiration of such period of its intent not to renew. The term of Victorinox Watch distribution rights in each territory coincides with the term in that territory for Victorinox cutlery products.

               The Company does not have any manufacturing facilities and imports virtually all of its products from independent suppliers. The Company's business is subject to certain risks related to its arrangements with its foreign suppliers, including possible restrictions on transfer of funds, the risk of imposition of quotas on the amount of products which may be imported into the United States (although no quota currently exists), maritime union strikes and political instability. Although the Company has a United States exclusive distributorship agreement with Victorinox Cutlery Company ("Victorinox"), its principal supplier, it does not have such contractual arrangements with its other suppliers. The agreement with Victorinox provides for certain minimum annual purchases of products by the Company, and failure to achieve these goals would result in Victorinox having the right to terminate the agreement. Such a termination would have a material effect upon the Company's operations. The agreement also provides that the Company will not add non-Victorinox items to its line of cutlery products without the prior agreement of Victorinox. Although the Company has a contractual right to receive minimum quantities of Swiss Army Knives from Victorinox, were this source of supply to fail for any reason, the Company would probably be unable to find an alternative source. Any substantial disruption of the Company's relationships with Victorinox would have a material adverse effect on its operation and results. Virtually all of the Company's imported products are subject to United States custom duties.

               Although 77% or $23,384,000 of total payments for watches and watch parts in 1995 were made to a single watch supplier, which is responsible for the final assembly of watch components manufactured by several manufacturers, the Company believes that alternate watch suppliers would be available, if necessary. Furthermore, the Company believes that the loss of this supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

(4)     RELATED PARTY TRANSACTIONS
               One of Forschner's directors is a partner in a law firm which provides legal services to Forschner and its subsidiaries. For the years ended December 31, 1995, 1994 and 1993, Forschner incurred fees of $432,000, $588,000 and $540,000, respectively, relating to these services. Of the 1994 fees, $176,000 were paid on behalf of Forschner Enterprises and capitalized as part of Forschner's investment therein.

               Six of Forschner's directors serve as directors for Victory Capital LLC, ("Victory") formerly Forschner Enterprises, Inc., including one who serves as Co-Chairman of Victory (See Note 5). Four of Forschner's directors, one of which is an executive officer of Forschner, serve as directors of SweetWater, Inc. ("SweetWater").

               Simmons Outdoor Corporation ("Simmons"), in which Forschner had an investment (See Note 5), is a marketer of Victorinox Original Swiss Army Knives purchased from Forschner to selected sporting goods distributors. Forschner's sales to Simmons were $296,000 and $472,000 in 1995 and 1994, respectively. Forschner's purchases from Simmons of optical products for sale to Forschner's Corporate Markets customers totaled $387,000 and $1,105,000 in 1995 and 1994, respectively.

               An existing company policy authorizes Forschner to compensate, in the form of a commission of up to 3% of net sales for up to three years, non-employees for their direct role in introducing significant new customers to the Company. In 1995 and 1994, Forschner paid to a relative of one of Forschner's directors half of a 3% commission on net sales to a customer, on whose board the same director also serves as a member, which in 1995 and 1994 represented 6% and 25% of Forschner's total revenues (See Note
               1). No programs are currently scheduled with this customer in 1996.

               In July 1994, Forschner entered into a Services Agreement with Brae Group, Inc. ("Brae"), a company which is a stockholder of Forschner and in which a Forschner director and principal supplier have a controlling and minority stock interest, respectively. In addition, the President and Chief Executive Officer of Brae is also a director of Forschner. Under the Services Agreement, Brae is to provide various services to Forschner for a period of four years relating to maintaining, enhancing, and expanding Forschner's relationship with Forschner's principal supplier. In exchange for these services, Brae received an option to purchase 500,000 shares of Forschner's common stock at the then current market price of $10.75 per share. The option vested immediately and can be exercised for 10 years from the date of the Services Agreement (See Note 11).

               Effective January 1, 1995, Forschner entered into an agreement with a director, under which the director received $10,000 per month for consulting services rendered in 1995. This agreement was terminated on December 31, 1995.

               In December 1995, a Forschner director and former Co-Chairman entered into an agreement with the Company to become a sole distributor of Swiss Army Brand products to the golf market. Investors in this new entity include the Company's principal supplier and a member of Forschner's Board of Directors who is a controlling stockholder of Brae.

(5)     INVESTMENTS
               Investments consist of the following as of December 31, 1995 and 1994:

                                                     Carrying                              Fair
                                                       Value             Cost              Value
                                                     --------           ------            -------
     December 31, 1995:

               Preferred stock of Victory
                  Capital LLC (A)                     $ 7,002,990       $ 7,002,990
                                                      -----------       -----------
                  Total investment at cost            $ 7,002,990       $ 7,002,990
                                                      ===========       ===========
               Common stock of SweetWater,
                  Inc. (C)                            $ 1,791,415       $ 3,430,157        $2,907,640
               Common stock and note receivable
                  of affiliated entity (D)                800,000           800,000
                                                     ------------      ------------

               Total investments in common stock
                  and note receivable of
                  unconsolidated affiliates           $ 2,591,415       $ 4,230,157        $2,907,640
                                                      ===========       ===========        ==========

     December 31, 1994:

               Preferred stock of Victory
                  Capital LLC (A)                      $7,002,990        $7,002,990
                                                       ----------        ----------
                  Total investment at cost             $7,002,990        $7,002,990
                                                       ==========        ==========

               Common stock of Simmons
                   Outdoor Corporation (B)             $2,784,260        $2,784,260        $2,750,000
               Common stock of SweetWater,
                   Inc. (C)                             1,678,820         1,678,820         2,371,750
                                                       ----------      ------------       -----------

               Total investments in common stock of
                 unconsolidated affiliates             $4,463,080        $4,463,080        $5,121,750
                                                       ==========        ==========        ==========



               (A) Victory Capital LLC ("Victory"), formerly Forschner Enterprises, Inc., is a privately held limited liability corporation that intends to acquire interests in businesses which it believes present an opportunity for significant equity growth and which may benefit from Victory's management, operating and financial expertise. In 1994, Forschner invested a total of $6,250,000, acquiring 625,000 shares of preferred stock. In the second quarter of 1994, Forschner increased its investment in Victory through the exchange of all of its shares of Tigera Group, Inc. for 75,299 shares of Victory valued at $752,990, and cash of $3,090, together representing Forschner's cost of Tigera shares exchanged. The preferred stock that Forschner owns accumulates an anual Preferred Amount (as defined) in any year in which Victory has profit. Upon liquidation, assets of Victory are distributed in accordance with the positive balance in each investor's Capital Account (after adjustment for unrealized gain and losses not previously reflected). Forschner is accounting for its investment on the cost basis.

               (B) Simmons Outdoor Corporation was a publicly traded company whose primary business is marketing and distributing branded sporting goods products (principally optical in nature). During 1995, Forschner purchased additional shares of common stock for $1,072,000, raising its percentage ownership to over 20%. Accordingly, in 1995, the Company accounted for this investment under the equity method. Forschner's share of the income of Simmons, net of amortization of goodwill, totaled $1,090,000. In the fourth quarter of 1995, this investment was sold, resulting in a pre-tax profit of $1,740,000, which is included in the gain on sale of investments.

               (C) SweetWater, Inc. ("SweetWater") manufactures and sells portable water purification and filtration systems to the sporting goods, recreational, travel and tourist, emergency preparedness and military markets. As of December 31, 1993, SweetWater was a private company and Forschner owned preferred stock with a 40% voting interest. In January 1994, SweetWater issued 718,750 shares of common stock in an initial public offering (resulting in 1,837,243 shares of common stock outstanding), at which time Forschner's holdings of preferred stock were converted into 430,000 shares of common stock. In January 1994, Forschner sold 72,000 shares of SweetWater to a stockholder of Victorinox for approximately $374,000. Forschner's cost for the stock sold was approximately $338,000. Through December 31, 1994, the Company accounted for this investment at fair value with changes between cost and fair value reflected as part of unrealized gains (losses) included as a component of stockholders' equity. During 1995, Forschner purchased additional shares of common stock for $1,837,000, raising its percentage ownership to 38%. Accordingly, in 1995, the Company accounted for this investment under the equity method. Forschner's share of the losses of SweetWater, including amortization of goodwill, totaled $1,638,000. As of December 31, 1995, Forschner owned 20.5% of the outstanding stock of SweetWater. SweetWater's revenues for the year ended December 31, 1995 were $2,163,000, and it's assets as of December 31, 1995 were $7,506,000.


               (D) In 1995, the Company purchased 5,160 shares of common stock and an 8% convertible note due in the year 2000 of a private affiliated start-up entity that is in the business of designing, manufacturing and marketing fine jewelry. The common stock and the convertible note have been recorded at cost. Due to the start-up nature of this business and to the lack of an established market for common stock, the valuation of this investment is subject to uncertainty. The amount the Company will ultimately realize from this investment may materially differ from the carrying value.

(6)     OTHER ASSETS
               Other assets in the accompanying consolidated balance sheets consists of the following at December 31, 1995 and 1994:

                                                            December 31,             Amortization
                                                       1995               1994           Period
                                                     -------             ------      -------------
                Goodwill (A)                         $1,179,189         $1,179,189      10 years

                Deferred employment
                     agreement (B)                    1,204,832          1,204,832      4-5 years

                Other                                 2,429,445          1,844,619      1-3 years
                                                     -----------        -----------
                                                      4,813,466          4,228,640

                Accumulated amortization             (3,166,339)        (2,159,756)
                                                     -----------        -----------
                                                      1,647,127          2,068,884

                 Cash surrender value of
                     life insurance (See Note 12)     5,855,757          3,668,453
                                                     -----------        ----------
                                                     $7,502,884         $5,737,337
                                                     ===========        ==========



               (A) On September 2, 1992, Forschner acquired certain assets and assumed certain liabilities of Cuisine de France Limited, a company which distributes a line of high quality, French-made forged cutlery. This acquisition was accounted for as a purchase with the assets acquired and liabilities assumed recorded at their fair value.

               (B) In December 1992, Forschner issued 140,773 shares of its common stock to a former president and current employee of Forschner as prepayment of Forschner's obligations under an employment and deferred compensation agreement. Included in other assets is the value of the shares on the date issued, net of the deferred compensation liability previously recorded. The cost is being amortized over the former president's future period of service to Forschner.

               For the years ended December 31, 1995, 1994 and 1993 amortization expense was approximately $1,728,000, $1,934,000 and $1,088,000, respectively.

(7)     ACCRUED LIABILITIES
               The components of accrued liabilities were as follows as of December 31, 1995 and 1994:

                                                                    1995         1994
                                                                   ------       -----
                Sales, marketing and promotional                 $3,318,970     $4,166,437
                Payroll related                                   1,623,641        940,328
                Pension                                             628,303        453,800
                Other                                             3,127,080      3,091,173
                                                                 ----------     ----------
                                                                 $8,697,994     $8,651,738
                                                                 ==========     ==========


(8)     REVOLVING CREDIT AGREEMENT
               Forschner has a $15,000,000 revolving credit agreement which, as amended, carries interest at either the bank's Base Rate, 8.5% at December 31, 1995 and 1994, or at the London Interbank Offered Rate (LIBOR), 5.5% and 6.125% at December 31, 1995, and 1994,
               respectively, plus 1.25%. The interest rate is at Forschner's discretion subject to the terms of the loan. Forschner had no outstanding balance under this agreement at either December 31, 1995 or 1994. Borrowings under this line are to be used for working capital requirements and, within certain restrictions, for any corporate purpose. The revolving term loan agreement contains certain restrictions relating to the payment of dividends, repurchase of stock, issuance of additional debt and sale of certain assets. In addition, the agreement requires the continuation of the exclusive distribution agreement with Forschner's principal Swiss Army Knife and cutlery supplier (See
               Note 3). Under the agreement, earnings available for the payment of interest (as defined) must not be less than 1.5 times interest payable, the ratio of current assets to current liabilities must exceed 2.5:1 and the ratio of indebtedness (as defined) to tangible net worth cannot exceed .75:1. Any balance outstanding is due and payable on April 30, 1996, the expiration date of the facility. The Company's bank has offered to extend the facility under similar terms with options for reduced pricing. The Company is in discussions to extend the facility to one or more other banks.

               In addition, the Company maintains a $5,000,000 line of credit with a financial institution. This facility is unsecured and contains no restrictions or requirements. Forschner had no outstanding balance under this agreement at December 31, 1995.

(9)     INCOME TAXES
               The income tax provision for the years ended December 31, 1995, 1994 and 1993, consists of the following:

                                                           Year Ended December 31,
                                                   --------------------------------------
                                                     1995             1994          1993
                                                   --------        ----------    -------
               Current
                  Federal                           $2,657,745     $7,188,549      $3,926,020
                  State                                508,055      1,088,913         250,748
                                                 -------------    -----------     -----------
                     Total current                   3,165,800      8,277,462       4,176,768
               Deferred
                   Federal                            (492,108)    (1,258,334)         34,933
                   State                              (151,047)      (386,233)          9,619
                                                --------------   ------------    ------------
                      Total deferred                  (643,155)    (1,644,567)         44,552
                                                --------------    -----------    ------------
                Provision for income
                    taxes                           $2,522,645     $6,632,895      $4,221,320
                                                   ===========     ==========    ============



               The 1993 tax provision reflects the reversal of tax liabilities established in prior years of approximately $500,000 which were deemed no longer required as a result of clarifications received from certain taxing authorities.

               Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

               The cumulative amount of each temporary difference that comprises the net deferred tax benefit is as follows:

                                                                       December 31,
                                                                1995              1994
                                                          -------------      -------------
                Depreciation                              $   (150,750)      $   (158,399)
                Deferred compensation                          (63,167)          (157,844)
                LIFO-related reserves currently not
                     deductible                                215,684            193,324
                Other reserves currently not
                     deductible                              2,272,042          2,341,134
                Equity interest in unconsolidated              651,195                  -
                  affiliates                                   242,225            305,859
                                                        ---------------    --------------
                Other                                   $    3,167,229      $   2,524,074
                                                        ===============     =============


               The effective income tax rate differed from federal statutory rates for the following reasons:



                                                                Year Ended December 31,
                                                            ----------------------------------
                                                            1995            1994          1993
                                                            ----            ----          ----
                Statutory federal income tax rate              34.0%         35.0%         34.0%
                State income taxes, net of
                     federal income tax benefit                 6.8           2.9           1.5
                Foreign tax rate differences                    0.8           1.4             -
                Other                                           3.2           2.2           1.1
                                                                ---           ---           ---
                Effective income tax rate                      44.8%         41.5%         36.6%
                                                               ====          ====          ====


(10)    EMPLOYEE BENEFITS
               Substantially all employees of Forschner and its subsidiaries are covered by a noncontributory defined benefit pension plan. Benefits are based on years of service and the employee's compensation during the five highest consecutive compensation years. Costs under the plan are accrued and funded on the basis of accepted actuarial methods. Total pension expense approximated $324,000, $218,000 and $185,000, for the years ended December 31,
               1995, 1994 and 1993, respectively.

               The net periodic pension cost of Forschner's pension plan in 1995, 1994 and 1993 includes the following components:

                                                            1995           1994           1993
                                                        ------------   ------------   --------
               Service cost - benefits
                    earned during the period               $256,331       $196,795       $169,201
               Interest cost on projected
                    benefit obligation                      159,618        123,590        117,948
               Return on assets                            (110,233)       (94,726)       (92,666)
               Amortization of net
                    transition asset                        (14,188)       (14,188)       (14,188)
               Amortization of unrecognized
                    prior service cost                      (13,529)       (13,818)       (13,818)
               Amortization of net loss                      46,021         19,939         18,926
                                                         ----------     ----------      ---------
               Net periodic pension cost                   $324,020       $217,592       $185,403
                                                          =========      =========       ========


               The funded status of Forschner's defined benefit plan at December 31, 1995 and 1994 follows:

                                                                  1995                  1994
                                                               ----------            ----------
                Actuarial present value of:
                     Vested benefit obligation                 $1,903,390            $1,157,457
                                                               ===========           ==========
                     Accumulated benefit obligation            $1,903,390            $1,157,457
                                                               ===========           ==========
                Projected benefit obligation                    $2,694,164           $2,038,054
                Market value of plan assets                      1,565,095            1,299,223
                                                               -----------           ----------
                Plan assets less than projected
                     benefit obligation                         (1,129,069)            (738,831)
                Unrecognized net loss                              896,032              697,443
                Unrecognized prior service cost                   (281,768)            (295,297)
                Unrecognized net transition asset                  (99,322)            (113,510)
                                                            --------------         ------------
                Accrued pension cost                             ($614,127)           ($450,195)
                                                             =============          ===========


               Rates used in determining the actuarial present value of the projected benefit obligation were as follows:

                                                                               December 31,
                                                                             ----------------
                                                                             1995       1994
                                                                             ----       ----
               Discount rate                                                 7.00%      7.00%
               Rate of increase in future compensation levels                5.00%      5.00%
               Expected long-term rate of return on plan assets              8.00%      7.75%


               Plan assets consist principally of investments in fixed income securities, short-term investments and common stock.

               The Company maintains a 401(k) employee benefit plan pursuant to which participants can defer a certain percent of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company can elect to make a matching contribution of up to 6% of annual eligible compensation per employee. The determination to make a matching contribution is made at the beginning of each fiscal year. During 1995, 1994 and 1993 the Company incurred expenses of approximately $129,000,

               $88,000 and $69,000 related to this plan.

               The Company offers no other post retirement benefits.

(11)    STOCKHOLDERS' EQUITY
               In 1993 Forschner's stockholders approved an increase in the number of authorized shares of its common stock from 8,000,000 to 12,000,000 and authorized a new class of 2,000,000 shares of preferred stock, par value $.10 per share. The Board of Directors has the authority to determine the relative rights and preferences of the preferred stock.

               During 1994, stockholders approved adoption of The Forschner Group, Inc. 1994 Stock Option Plan providing for the grant of options to employees, including officers of the Company, and members of the Board of Directors. Under this plan and a previous stock option plan which has expired, options covering 1,949,344 shares of common stock were reserved for issuance, of which 131,219 remain available for issuance. Options expire no later than ten years after the date of grant. Option prices equal at least 100% of the fair market value of Forschner's common stock on the date of grant. The vesting of options is determined by the Stock Option and Compensation Committee, which administers the plan, and for options outstanding as of December 31, 1995, vesting ranges from immediately upon grant to five years.

               The following table summarizes stock option plan and warrant activity for the three years ended December 31, 1995:

                                                                  Number
                                                                 of Shares         Option Price
                                                                 ---------        --------------
               Outstanding at December 31, 1992                     726,727       $ 3.32 - $14.00
               Granted                                              435,000       $14.38 - $17.50
               Exercised                                           (492,194)      $ 5.25 - $11.50
                                                                    -------

               Outstanding at December 31, 1993                     669,533       $ 3.32 - $17.50
               Granted                                            1,325,000       $10.75 - $15.25
               Exercised                                           (111,000)      $ 5.25 - $11.50
               Canceled                                            (535,000)      $14.50 - $17.50
                                                                    -------

               Outstanding at December 31, 1994                   1,348,533       $ 3.32 - $17.50
               Granted (A) (B) (C) (D)                              912,000       $11.75 - $12.88
               Exercised                                             (3,750)      $ 6.50
               Canceled (B) (D)                                    (248,658)      $ 3.32 - $17.50
                                                                 ----------

               Outstanding at December 31, 1995                   2,008,125       $ 5.25 - $14.50
                                                                  =========

               Exercisable at December 31, 1995                   1,289,250


               (A) In January 1995, the Company issued 637,000 options to purchase common stock at $12.88 per share to various Forschner employees, officers and directors. These options are exercisable in four equal increments over the next three years starting with the grant date.

               (B) Included as granted are options to purchase 25,000 shares of common stock at $11.75 per share to a former director, which replaced the same number of options granted in 1993 at $17.50 per share, that were canceled concurrently. The newly issued options retain vesting rights of the options they replaced.

               (C) In December 1995, the Company issued a warrant to purchase 100,000 shares of common stock at $12.50 per share to an officer of the Company. The warrant is exercisable in four equal increments over three years starting with the grant date.

               (D) Included as canceled are 150,000 options to purchase common stock at $12.88 per share which were issued to a director in January 1995. At the same time options covering 150,000 shares were granted to another director at $12.50 per share. These options are exercisable in four equal increments over three years starting with the grant date.

(12)    COMMITMENTS AND CONTINGENCIES
               Forschner has minimum purchase requirements under an agreement with its principal Swiss Army Knife and cutlery supplier (See
               Note 3).

               At December 31, 1995, minimum rental payment commitments for office and warehouse space leased by Forschner under operating leases are:

                             1996                            $   1,209,000
                             1997                                1,333,000
                             1998                                1,331,000
                             1999                                1,333,000
                             2000                                1,270,000
                             Thereafter                            810,000

               During the years ended December 31, 1995, 1994 and 1993, rent expense was approximately $1,094,000, $945,000 and $629,000, respectively.

               As of February 2, 1996, Forschner has open contracts to purchase 19,000,000 Swiss francs as a hedge against future purchase of inventories.

               The Company maintains split dollar life insurance agreements covering two members of the Board of Directors. Primarily, these policies can only be canceled upon the mutual agreement of the Company and the insured. However, if these policies were canceled at December 31, 1995, the Company would receive in cash an amount equal to the lesser of the cash surrender value or cumulative premiums paid to date on these policies which was approximately $3,045,000. Under the terms of these life insurance policies, the Company will make approximate future premium payments, if the policies remain in force, as follows:

                             1996                              $ 629,984
                             1997                                582,484
                             1998                                597,484
                             1999                                612,484
                             2000                                492,469
                             Thereafter                        1,002,224

               In 1993, Forschner's Board of Directors adopted a charitable insurance program that will enable Forschner to make a commitment to the Victorinox-Swiss Army Knife Foundation (the "Foundation"), a foundation which engages in various charitable activities including the promotion of athletic events for underprivileged urban youth, as well as a broad range of charities. In 1994, Forschner made a special $1.5 million contribution in the form of cash and common stock to the Foundation. Under the program, Forschner owns, is the beneficiary of, and pays all the premiums for life insurance policies on the lives of all Board members. Pursuant to the program, upon the death of each Director, the Company will retain a share of the insurance proceeds equal to the cumulative premiums paid by the Company for the policy on that Director's life. One half of any additional insurance proceeds received upon the death of an insured Director will be used to fulfill charitable pledges made to the Victorinox-Swiss Army Knife Foundation. The remaining half of the additional proceeds will be used to fulfill charitable pledges recommended by the individual Directors. Forschner is generally bound to continue to pay all premiums on the policies for the lives of the insured Directors or, in the case of the Chairman of the Management Committee, as long as he is an officer or a board member or agrees to serve as a consultant to the Company. Forschner will make approximate future premium payments related to these programs as follows:

                             1996                              $ 1,115,194
                             1997                                1,115,194
                             1998                                1,115,194
                             1999                                1,115,194
                             2000                                1,115,194
                             Thereafter                          8,204,744

               Under existing federal tax laws, the receipt by Forschner of the proceeds from an insurance policy upon the death of a director would not result in regular taxable income to the Company; however, Forschner may be subject to alternative minimum tax on a portion of the receipts. When Forschner makes cash contributions to a designated charity, it will be entitled to a tax deduction equivalent to the sum of those contributions. The extent of the utilization of this deduction in that year will depend upon Forschner's taxable income, since the Company is entitled to claim as charitable deductions only 10% of its taxable income in any year. However, these deductions may be carried forward for tax purposes for a period of five years.

               For the policies obtained under the charitable insurance program in existence at December 31, 1995, based upon estimates prepared by Forschner's insurance agent, the anticipated expense to be recorded as a result of the difference between premiums paid and increases in cash surrender value of the related policies, is estimated to be less than $150,000 each year through 1998. Subsequent to 1998, it is estimated that there will be a minor positive impact on earnings.

               The Company entered into an employment agreement dated as of January 2, 1996 with a director of the Company who, until December 13, 1995, was Co-Chairman of the Board and Chief Executive Officer of the Company. The agreement provides that the former Co- Chairman shall be employed in an executive capacity with the Company and shall be available to consult with and advise the Company on such matters as might be requested by senior management of the Company for at least eighty-five hours per month on issues dealing with the maintenance of corporate trademarks, corporate legal matters, and strategic support relative to strategic relations with Victorinox Cutlery Company, the Company's key supplier.

               The former Co-Chairman is to be paid a salary of $140,000 per annum and, during 1996, a one-time bonus of $300,000. The agreement, which has a term of five years, also provides that following the termination of the agreement, this individual would be prohibited from competing, with certain exceptions, with the business of the Company for a period of three years.

               During the normal course of business, Forschner was involved in a legal action in which a former employee had filed a complaint against Forschner and Forschner's former Co-Chairman and Chief Executive Officer alleging age discrimination in connection with the plaintiff's employment with Forschner, wrongful discharge and other causes of action relating to plaintiff's discharge from Forschner. The plaintiff was seeking damages of an unspecified amount. This legal action was settled in December 1995.

               In 1994, in a case originally brought by Forschner against Arrow Trading Co., Inc. ("Arrow") in September 1992 in the District Court for the Southern District of New York, the U.S. Court of Appeals for the Second Circuit reversed a judgment originally issued in the Company's favor and held that the use of "Swiss Army" on Chinese-made knives could not be enjoined on grounds of geographic misdescriptiveness. On remand, the District Court ruled that Arrow had violated Section 43(a) of the Lanham Act and New York common law in connection with its sale of Chinese-made multi-bladed pocketknives which Arrow called "Swiss Army Knives". The court found that Forschner had proved its contention that Arrow engaged in unfair competition and held that "Arrow, although free to use the phrase 'Swiss Army Knife' to designate its product, must amply distinguish it from the Forschner product." The court is considering the scope of an order determining how Arrow must differentiate its product. The Company intends to utilize all reasonable means to safeguard the public from being misled by inferior imitation products. Management and legal counsel believe that the outcome of this litigation will not result in damages or other costs that would have a material adverse effect on the financial position of the Company.

               In addition, the Company is involved in certain legal matters relating to trademark, patent, and other general business matters. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

(13)    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      Quarter Ended
                                       ---------------------------------------------------------------
                                        March 31         June 30         September 30      December 31
                                       ---------        ---------       -------------     ------------
1995
Net sales                              $ 29,369,721     $ 25,925,259      $ 30,186,155      $ 41,213,651
Gross profit                             10,700,594        8,715,449        10,466,106        14,382,202
Income before income tax
   provision                              2,194,832          538,773           540,331         2,361,925
Net income                                1,270,782          218,183           196,290         1,427,961
Net income per share                $          0.15  $          0.03   $          0.02   $          0.18

1994
Net sales                               $27,049,038      $39,935,320       $37,264,291       $40,188,671
Gross profit                             10,772,990       13,375,373        15,212,347        16,442,848
Income before income tax
   provision                              2,658,072        2,383,669         5,927,326         5,023,558
Net income                                1,539,024        1,380,144         3,431,922         3,008,640
Net income per share                 $         0.21    $        0.17     $        0.42    $         0.37





               The decrease in net sales and gross profits in the second and third quarter of 1995 versus 1994, is due primarily to sales to a single customer for a special promotional program, which ended in the first quarter of 1995.

                          THE FORSCHNER GROUP, INC. AND SUBSIDIARIES

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                Column A                      Column B       Column C        Column D        Column E

                                                             Additions
                                             Balance At     Charged to
                                             Beginning      Costs and                       Balance At
              Classification                 of Year        Expenses        Deductions     End of Year
Year Ended December 31, 1995:
   Allowance for Doubtful Accounts            $   755,000       $220,000         $  -        $   975,000
                                              ===========       ========         =======     ===========
   Inventory Reserve                          $   750,000       $168,000                     $   918,000
                                              ===========       ========         $  -        ===========
Year Ended December 31, 1994:
   Allowance for Doubtful Accounts            $   710,000      $  45,000         $  -        $   755,000
                                              ===========      =========                     ===========
   Inventory Reserve                          $   201,000       $549,000         $  -        $   750,000
                                              ===========       ========         =======     ===========
Year Ended December 31, 1993:
   Allowance for Doubtful Accounts             $1,087,000   $     -            ($377,000)    $   710,000
                                               ==========   ============        ========     ===========
   Inventory Reserve                          $   440,000   $     -            ($239,000)    $   201,000
                                              ===========   ============       =========     ===========

                                  STATEMENT OF DIFFERENCES
                                  ------------------------

The registered trademark symbol shall be expressed as............. 'r'
The trademark symbol shall be expressed as........................ 'tm'

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------


                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                      UNDER

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                   ---------

                            THE FORSCHNER GROUP, INC.

             (Exact name of registrant as specified in its charter)

                          Commission File No. 0-1282-3

                                  EXHIBIT INDEX



         Exhibit Title                                                      Exhibit No.   Page
         -------------                                                      ----------    ----
(2)      Not Applicable

(3)      (A)    Articles of Incorporation, as amended, incorporated
                by reference to the Exhibits to Annual Report on
                Form 10-K for the fiscal year ended December 31,
                1993.                                                             *

         (B)    By-Laws, incorporated by reference to the Exhibits
                to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1992.                                      (3)-1

(4)      Instruments defining the rights of security holders, including indentures:

         (A)    Excerpts from Certificate of Incorporation, as
                amended, incorporated by reference to Exhibit 3(a)
                hereto.                                                           *

         (B)    Excerpts from By-Laws, as amended, incorporated by
                reference to the Exhibits from Annual Report on
                Form 10-K for the fiscal year ended December 31,
                1992.                                                             *

(9)      Not Applicable.

(10)     Material Contracts

         (A)    Employment Agreement dated as of September 15, 1983
                between Forschner and Michael M. Weatherly,
                incorporated by reference to the Exhibits to
                Registration Statement on Form S-18, No. 2-87357-B.               *

         (B)    1983 Stock Option Plan, incorporated by reference
                to the Exhibits to Annual Report on Form 10-K for
                the fiscal year ended December 31, 1990.                          *

         (C)    Letter Agreement dated December 12, 1983 between
                Victorinox Cutlery Company and R.H. Forschner Co.,
                Inc.                                                              *

         (D)    Mutual Agreement dated as of October 20, 1986 between Victorinox
                Cutlery Company and The
                Forschner Group, Inc.                                             *



         (E)    Letter Agreement dated as of October 20, 1986 between Victorinox
                Cutlery Company and The
                Forschner Group, Inc.                                             *

         (F)    Letter Agreement dated August 24, 1988 between The
                Forschner Group, Inc. and Recta S.A.                              *

         (G)    Mutual Agreement dated October 25, 1988 between
                Victorinox Cutlery Co. and The Forschner Group,
                Inc.                                                              *

         (H)    Letter Agreement dated June 12, 1989 between Victorinox Cutlery
                Co. and The Forschner Group, Inc., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1989.                                          *

         (I)    Agreement to Lease dated June 14, 1990 between The
                Forschner Group, Inc. and Petran Trap Falls
                Associates, incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1990.                              *

         (J)    Security agreement dated January 31, 1991 between
                The Forschner Group, Inc. and Connecticut National
                Bank, incorporated by reference to the Exhibits to
                Annual Report on Form 10-K for the fiscal year
                ended December 31, 1989.                                          *

         (K)    Security agreement dated January 31, 1991 between
                Swiss Army Brands Ltd. and Connecticut National
                Bank, incorporated by reference to the Exhibits to
                Annual Report on Form 10-K for the fiscal year
                ended December 31, 1989.                                          *

         (L)    Security agreement dated January 31, 1991 between
                Victorinox of Switzerland, Ltd. and Connecticut
                National Bank, incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1989.                              *

         (M)    Security agreement dated January 31, 1991 between
                Excelsior Advertising, Inc. and Connecticut
                National Bank, incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1989.                              *


         (N)    Agreement of guarantee and suretyship dated January
                31, 1991 by Swiss Army Brands Ltd. in favor of
                Connecticut National Bank, incorporated by
                reference to the Exhibits to Annual Report on Form
                10-K for the fiscal year ended December 31, 1989.                 *

         (O)    Agreement of guarantee and suretyship dated January
                31, 1991 by Victorinox of Switzerland, Ltd. in
                favor of Connecticut National Bank, incorporated by
                reference to the Exhibits to Annual Report on Form
                10-K for the fiscal year ended December 31, 1989.                 *

         (P)    Agreement of guarantee and suretyship dated January
                31, 1991 by Excelsior Advertising Inc. in favor of
                Connecticut National Bank, incorporated by
                reference to the Exhibits to Annual Report on Form
                10-K for the fiscal year ended December 31, 1989.                 *

         (Q)    Life insurance agreement dated as of December 7,
                1991 between The Forschner Group, Inc. and Stanley
                R. Rawn, Jr., as Trustee u/a dtd. December 9, 1986
                between Louis Marx, Jr. and Stanley R. Rawn, Jr.,
                incorporated by reference to the Exhibits to Annual
                Report on Form 10-K for the fiscal year ended
                December 31, 1992.                                                *

         (R)    Amended and Restated Loan Agreement dated June 18,
                1992 between The Forschner Group, Inc. and The
                Connecticut National Bank (now known as Shawmut
                Bank Connecticut, N.A.), incorporated by reference
                to the Exhibits to Annual Report on Form 10-K for
                the fiscal year ended December 31, 1992.                          *

         (S)    Letter agreement dated June 18, 1992 between The
                Forschner Group, Inc. and The Connecticut National
                Bank, incorporated by reference to the Exhibits to
                Annual Report on Form 10-K for the fiscal year
                ended December 31, 1992.                                          *

         (T)    License Agreement dated June 30, 1992 between The
                Forschner Group, Inc. and Precise Imports
                Corporation, incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1992.                              *

         (U)    Letter agreement dated November 11, 1992 between
                The Forschner Group, Inc. and Michael M. Weatherly, incorporated by reference to the Exhibits to Annual

                Report on Form 10-K for the fiscal year ended
                December 31, 1992.                                                *

         (V)    Life insurance agreement dated December 24, 1992
                between The Forschner Group, Inc. and Louis Marx,
                Jr., as Trustee u/a dtd. as of October 24, 1988
                between Stanley R. Rawn, Jr. and Barbara Rawn and
                Louis Marx, Jr., incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1992.                              *

         (W)    License Agreement dated as of January 1, 1993 between Cuisine de
                France Limited and Coutel 'Innov, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1992.                                          *

         (X)    Mutual Agreement dated April 6, 1992 between The
                Forschner Group, Inc. and Victorinox Cutlery
                Company, incorporated by reference to the Exhibits
                to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1992.                                          *

         (Y)    Stock Purchase Agreement dated May 17, 1993 between
                The Forschner Group, Inc. and K.P.A., Inc. (now
                known as SweetWater, Inc.), incorporated by
                reference to the Exhibits to Registration Statement
                on Form S-1, No. 33-71036, filed by SweetWater, Inc.              *

         (Z)    1993 Stock Option Plan, incorporated by reference
                to the Exhibits to Annual Report on Form 10-K for
                the fiscal year ended December 31, 1993.                          *

         (AA)   First Modification to Amended and Restated Loan
                Agreement dated as of August 13, 1993 between The
                Forschner Group, Inc. and Shawmut Bank Connecticut,
                N.A., incorporated by reference to the Exhibits to
                Annual Report on Form 10-K for the fiscal year
                ended December 31, 1993.                                          *

         (BB)   Second Modification to Amended and Restated Loan
                Agreement dated as of February 17, 1994 between The
                Forschner Group, Inc. and Shawmut Bank Connecticut,
                N.A., incorporated by reference to the Exhibits to
                Annual Report on Form 10-K for the fiscal year
                ended December 31, 1993.                                          *

         (CC)   Commercial Promissory Note dated February 17, 1994
                of The Forschner Group, Inc. in the principal
                amount of $15,000,000, incorporated by reference to
                the Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993.                              *

         (DD)   Lease dated May 3, 1993 between One Research Drive
                Associates Limited Partnership and The Forschner
                Group, Inc., incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993.                              *

         (EE)   License Agreement dated as of July 1, 1993 between
                Cuisine de France Limited and Coutel 'Innov,
                incorporated by reference to the Exhibits to Annual
                Report on Form 10-K for the fiscal year ended
                December 31, 1993.                                                *

         (FF)   Life insurance agreement dated as of December 24,
                1992 between The Forschner Group, Inc. and Louis
                Marx, Jr., incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993.                              *

         (GG)   Life insurance agreement dated as of September 24,
                1993 between The Forschner Group, Inc. and Louis
                Marx, Jr., incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993.                              *

         (HH)   Life insurance agreement dated as of September 24,
                1993 between The Forschner Group, Inc. and James D.
                Rawn, as Trustee u/a dtd. as of June 4, 1992
                between Louis Marx, Jr., Grantor and James D. Rawn,
                Trustee, incorporated by reference to the Exhibits
                to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1993.                                          *

         (II)   Mutual Agreement dated December 21, 1993 between
                The Forschner Group, Inc. and Victorinox Cutlery
                Company, incorporated by reference to the Exhibits
                to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1993.                                          *

         (JJ)   1994 Stock Option Plan, incorporated by reference
                to the Exhibits to Registration Statement on Form
                S-8, No. 33-87078 filed by The Forschner Group, Inc.              *


         (KK)   Services Agreement dated as of July 29, 1994
                between The Forschner Group, Inc. and Brae Group,
                Inc., incorporated by reference to the Exhibits to
                Quarterly Report on Form 10-Q for the fiscal
                quarter ended September 30, 1994.                                 *

         (LL)   Non-Incentive Stock Option Agreement dated as of
                July 29, 1994 between The Forschner Group, Inc. and
                Brae Group, Inc., incorporated by reference to the
                Exhibits to Quarterly Report on Form 10-Q for the
                fiscal quarter ended September 30, 1994.                          *

         (MM)   Consulting Agreement dated as of December 7, 1991
                by and between The Forschner Group, Inc. and Louis
                Marx, Jr.                                                         *

         (NN)   Letter Agreement dated June 9, 1994 between The
                Forschner Group, Inc. and Forschner Enterprises,
                Inc. relating to the purchase by Forschner
                Enterprises, Inc. of shares of Tigera Group, Inc.                 *

         (OO)   Third Modification to Amended and Restated Loan
                Agreement dated as of September 30, 1994 between
                The Forschner Group, Inc. and Shawmut Bank
                Connecticut, N.A.                                                 *

         (PP)   First Amendment to Lease dated June 16, 1994
                between The  Forschner Group, Inc. and Petran Trap
                Falls Associates.                                                 *

         (QQ)   Restricted Stock Award Agreement dated as of
                December 12, 1994 between The Forschner Group, Inc.
                and Stanley R. Rawn, Jr.                                          *

         (RR)   Life insurance agreement dated as of April 15, 1994
                between The Forschner Group, Inc. and Lawrence T.
                Warble, as Trustee u/a dtd. as of March 21, 1994
                between Stanley R. Rawn, Jr., Grantor and Lawrence
                T. Warble, Trustee.                                               *

         (SS)   Agreement dated June 30, 1995 between The Forschner
                Group, Inc. and Bill-Mar Specialty Company, Inc.,
                incorporated by reference to the Exhibits to
                Quarterly Report on Form 10-Q for the fiscal
                quarter ended June 30, 1995.                                      *

         (TT)   Agreement dated October 6, 1995 between The
                Forschner Group, Inc. and James W. Kennedy,



                incorporated by reference to the Exhibits to
                Quarterly Report on Form 10-Q for the fiscal
                quarter ended September 30, 1995.                                 *

         (UU)   Letter agreement dated February 15, 1995 between
                The Forschner Group, Inc. and Harry Thompson,
                incorporated by reference to the Exhibits to
                Quarterly Report on Form 10-Q for the fiscal
                quarter ended September 30, 1995.                                 *

         (VV)   Letter agreement dated October 25, 1995 between The
                Forschner Group, Inc. and Harry Thompson,
                incorporated by reference to the Exhibits to
                Quarterly Report on Form 10-Q for the fiscal
                quarter ended September 30, 1995.                                 *

         (WW)   Employment agreement dated as of January 2, 1996
                between The Forschner Group, Inc. and James W.
                Kennedy.                                                     (10)-1

         (XX)   Warrant dated as of December 13, 1995 between The
                Forschner Group, Inc. and J. Merrick Taggart.                (10)-2

         (YY)   Letter Agreement dated December 18, 1995 between
                The Forschner Group, Inc. and Victorinox Cutlery
                Company.                                                     (10)-3


(11) Statement re computation of per share earnings is not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

(12)     Not applicable.

(13)     Not applicable.

(16)     Not Applicable.

(18)     Not Applicable.

(21)     Subsidiaries of Registrant.                                             21

(22)     Not Applicable.

(23)     Consents of experts and counsel:  Consent of Arthur Andersen LLP.       23

(27)     Not Applicable.



(28)     Not Applicable.

(99)     Not Applicable.



------------------------
*    Incorporated by reference





