Form 10-Q
period 1996-03-31
FORSCHNER GROUP INC
filed 1996-05-14
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

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

      The number of shares of Issuer's Common Stock, $.10 par value, outstanding on April 30, 1996, was 8,203,360 shares.

                            THE FORSCHNER GROUP, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I:  FINANCIAL INFORMATION                              Page No.

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            March 31, 1996 and December 31, 1995.            3 - 4

            Consolidated Statements of Operations for the
            three months ended March 31, 1996 and 1995.          5

            Consolidated Statements of Stockholders' Equity
            for the three months ended March 31, 1996 and
            1995.                                                6

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 1996 and 1995.          7

            Notes to Consolidated Financial Statements       8 - 9

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                     10 - 11

Part II: OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                    12

Signatures                                                      13

The Exhibit Index appears on page 12.


                        THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                          Assets

                                                  At March 31,   At December 31,
                                                     1996             1995
                                                  (unaudited)
Current assets:
   Cash and short-term investments ..........   $   2,596,145    $     608,757
   Accounts receivable, less
   allowance for doubtful accounts
   of $975,000 for both periods  ............      20,868,470       31,970,449
   Inventories ..............................      45,749,414       36,733,146
   Deferred income tax benefits .............       2,395,858        2,395,858
   Prepaid and other ........................       3,083,303        2,647,121
                                                 -------------    -------------
      Total current assets ..................      74,693,190       74,355,331
                                                 -------------    -------------
Deferred income tax benefits ................         771,371          771,371
Property, plant and equipment, at cost:
   Leasehold improvements ...................         874,707          818,446
   Equipment ................................       6,458,202        6,199,914
   Furniture and fixtures ...................       1,492,049        1,473,188
                                                 -------------    -------------
                                                    8,824,958        8,491,548
   Less-accumulated depreciation ............      (4,788,981)      (4,385,683)
                                                 -------------    -------------
                                                    4,035,977        4,105,865
                                                 -------------    -------------
Investment in preferred stock, at cost ......       7,002,990        7,002,990
Investments in common stock and note receivable
  of unconsolidated affiliates ..............       3,017,930        2,591,415
Foreign distribution rights, net of
  accumulated amortization of $2,014,710
  and $1,843,812, respectively ..............       4,728,140        4,900,396
Other assets, net of accumulated
  amortization of $3,382,249 and
  $3,166,339, respectively ..................       7,800,754        7,502,884
                                                 -------------    -------------
Total Assets ................................   $ 102,050,352    $ 101,230,252
                                                 =============    =============

                        THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                           Liabilities and Stockholders' Equity


                                                  At March 31,   At December 31,
                                                      1996             1995
                                                  (unaudited)
Current liabilities:
   Accounts payable .........................   $  10,277,947    $   6,479,200
   Accrued liabilities ......................       6,428,958        8,697,994
   Income taxes payable .....................            --          1,114,389
                                                 -------------    -------------
     Total current liabilities ..............      16,706,905       16,291,583
                                                 -------------    -------------
Commitments and contingencies
Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -
      2,000,000; no shares issued ...........            --               --
   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued -
      8,814,468 and 8,800,718, respectively .         881,447          880,072
   Additional paid-in capital ...............      46,069,490       45,897,740
   Unrealized gain on marketable securities .         474,965             --
   Foreign currency translation adjustment ..          (7,554)          (9,216)
   Retained earnings ........................      43,038,566       43,283,540
                                                 -------------    -------------
                                                   90,456,914       90,052,136
   Less-cost of common stock in
      treasury; 614,108 shares ..............      (5,113,467)      (5,113,467)
                                                 -------------    -------------
Total stockholders' equity ..................      85,343,447       84,938,669
                                                 -------------    -------------
Total Liabilities and Stockholders' Equity ..   $ 102,050,352    $ 101,230,252
                                                 =============    =============


                    THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                      1996            1995
                                                  ------------    ------------

Net sales ....................................   $ 26,079,513    $ 29,369,721
Cost of sales ................................     17,486,756      18,669,127
                                                  ------------    ------------
Gross profit .................................      8,592,757      10,700,594
Selling, general and administrative expenses..      9,172,165       9,121,037
                                                  ------------    ------------
Operating income (loss) ......................       (579,408)      1,579,557
Interest expense .............................         29,538            --
Interest income ..............................         77,713         250,866
Equity interest in unconsolidated affiliates..           --           362,466
Other income (expense), net ..................        116,259           1,943
                                                  ------------    ------------
Total interest and other income (expense), net        164,434         615,275
                                                  ------------    ------------
Income (loss) before income taxes ............       (414,974)      2,194,832
Income tax provision (benefit) ...............       (170,000)        924,050
                                                  ------------    ------------

Net income (loss) ............................      ($244,974)     $1,270,782
                                                  ============    ============
Net income (loss) per share ..................         ($0.03)          $0.15
                                                  ============    ============

Weighted average number of
   shares outstanding ........................      8,263,614       8,246,759
                                                  ============    ============


                     THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                Common Stock                     Unrealized       Foreign
                               Par Value $.10       Additional     gain on        Currency
                             ------------------       Paid-In     Marketable    Translation      Retained      Treasury
                             Shares      Amount       Capital     Securities     Adjustment      Earnings        Stock
                             ------      ------     ----------    -----------   ------------    ----------     ---------
BALANCE
December 31, 1994         8,796,968    $879,697    $45,866,814         --          $(28,085)   $40,170,324   $(5,113,467)
Net income for
   three months ended
   March 31, 1995
   (unaudited) .               --          --            --            --              --        1,270,782          --
Stock options and
    warrants exercised        2,500         250         22,862         --              --             --            --
Foreign currency
   translation adjustment .    --          --            --            --             1,527           --            --
                         -----------   ----------  ------------    ----------    -----------   ------------   ------------


BALANCE, March 31,
1995 (unaudited) ......   8,799,468     $879,947   $45,889,676         --          $(26,558)   $41,441,106    $(5,113,467)
                         ===========   ==========  ============    ==========    ===========   ============   ============
BALANCE
December 31, 1995 ......  8,800,718     $880,072   $45,897,740         --           $(9,216)   $43,283,540    $(5,113,467)
Net (loss) for three
   months ended
   March 31, 1996
   (unaudited)..               --           --           --            --              --         (244,974)         --
Stock options exercised .    13,750        1,375       171,750         --              --             --            --
Unrealized gain on
   marketable securities.......--           --           --          474,965           --             --            --
Foreign currency
   translation adjustment ...  --           --           --            --             1,662           --            --
                         -----------   ----------  ------------    ----------     -----------   ------------   ------------


BALANCE, March 31,
1996 (unaudited) .......  8,814,468     $881,447   $46,069,490      $474,965        $(7,554)    $43,038,566    $(5,113,467)
                         ===========   ==========  ============    ==========     ===========   ============    ============


                     THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                            Three months ended
                                                                 March 31,
                                                            1996            1995
                                                       ------------    ------------

Cash flows from operating activities:
   Net income (loss) .........................            $ (244,974)    $ 1,270,782
   Adjustments to reconcile net income (loss) to cash
   provided from (used for) operating activities:
      Depreciation and amortization .................        801,681         837,003
      Equity interest in unconsolidated
         affiliates, net of goodwill amortization ...           --          (362,466)
      Deferred income taxes .........................           --            46,555
      Gain on sale of partial investment in stock ...        (11,050)           --
                                                         ------------    ------------
                                                             545,657       1,791,874
Changes in other current assets and liabilities:
   Accounts Receivable........................            11,105,878      11,274,946
   Inventories ...............................            (9,013,529)     (5,958,363)
   Prepaid and other .........................              (436,182)     (1,099,484)
   Accounts payable ..........................             3,799,678      (4,522,038)
   Accrued liabilities  ......................            (2,271,187)     (1,157,661)
   Income taxes payable ......................            (1,114,389)       (834,444)
                                                         ------------    ------------
      Net cash provided from (used for) operating
         activities ..........................             2,615,926        (505,170)
                                                         ------------    ------------
Cash flows from investing activities:
   Capital expenditures.......................              (332,630)       (496,149)
   Proceeds from sales of property, plant & equipment           --            10,206
   Additions to other assets .................              (523,997)       (738,536)
   Investments in common stock ...............                  --        (2,909,546)
   Proceeds from sale of investments in common stock          59,500            --
                                                         ------------    ------------
      Net cash (used for) investing activities ...          (797,127)     (4,134,025)
                                                         ------------    ------------
Cash flows from financing activities:
   Proceeds from exercise of stock options ........          173,125          23,112
                                                         ------------    ------------
      Net cash provided from financing activities ..         173,125          23,112
                                                         ------------    ------------
Effect of exchange rate changes on cash .........             (4,536)        (31,956)
                                                         ------------    ------------

Net increase (decrease) in cash and short-term investments 1,987,388      (4,648,039)
   Cash and short-term investments, beginning of period ..   608,757      18,019,797
                                                         ------------    ------------
   Cash and short-term investments, end of period .     $  2,596,145    $ 13,371,758
                                                         ============    ============

Cash paid during the period:
   Interest ..........................................  $     29,538    $       --
                                                         ============    ============
   Income taxes ...................................     $  1,466,177    $  1,616,456
                                                         ============    ============



                  THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1996 and 1995
                                  (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements included in this Form 10-Q have been prepared by The Forschner Group, Inc. ("Forschner", the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1995. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES

      Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods and packaging material.

INVESTMENTS

      Investments are comprised of the following as of March 31, 1996 and December 31, 1995:


                                                      March 31,     December 31,
                                                        1996            1995

Investment in preferred units, at cost (A)            $7,002,990    $7,002,990
Investment in common stock and note
        receivable, at cost  (B) ..................      800,000       800,000
                                                     ------------  ------------
Total investments, at cost ........................   $7,802,990    $7,802,990
                                                     ============  ============

Investment in unconsolidated affiliate (C)            $2,217,930    $1,791,415

(A) Represents Forschner's investment in Victory Capital LLC, a privately held corporation. Forschner's preferred units capital account is allocated preferred amounts under certain circumstances in years in which Victory has profit. Forschner is accounting for this investment on the cost basis.

(B) Represents Forschner's investment in a private affiliated start-up entity that is in the business of designing, manufacturing and marketing fine jewelry. The common stock and note receivable have been recorded at cost. Due to the start-up nature of this business and to the lack of an established market for the common stock, the valuation of this investment is subject to uncertainty. The amount the Company will ultimately realize from this investment may materially differ from the carrying value.

(C) Represents Forschner's investment in SweetWater, Inc ("SweetWater"). Effective January 1, 1996, Forschner decreased its percentage ownership of SweetWater to below 20%. In accordance with generally accepted accounting principles, as of March 31, 1996, this investment was accounted for at fair value, with Forschner recording unrealized gains (losses) as a component of stockholders' equity.

SIGNIFICANT CUSTOMER

      Special promotional programs with a single customer of the Corporate Markets Division accounted for 0% and 26% of total sales for the quarter ended March 31, 1996 and 1995, respectively. The Company is not participating in a program with this customer currently, nor are any programs currently scheduled with this customer.

INCOME TAXES

      Income taxes are provided at the projected annual effective tax rate. The income tax provisions (benefits) for the interim 1996 and 1995 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

EARNINGS PER COMMON SHARE

      The weighted average number of shares of common stock outstanding include the dilutive effect of stock options outstanding. The fully diluted earnings per share amount for both periods is the same as primary earnings per share.

                  THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)

RESULTS OF OPERATIONS

      Sales for the three months ended March 31, 1996 were $26.1 million compared with $29.4 million for the same period in 1995, representing a decrease of $3.3 million or 11.2%. Special promotional programs with a single customer of the Corporate Markets Division accounted for 0% and 26% of sales for the first quarter of 1996 and 1995, respectively. Sales to this customer ended in March 1995, and no further programs currently are scheduled with this customer. Including the impact of sales to this customer, the Company recorded higher sales in Swiss Army Brand Knives and cutlery, while sales of Swiss Army Brand Watches decreased from that in the same period of 1995. Excluding the special promotional program, sales increased by $4.5 million or 20.8%. Excluding results of this special promotional program, sales of Swiss Army Brand Watches , Swiss Army Brand Knives, and cutlery increased from that in the same period of 1995.

      Gross profit of $8.6 million for the quarter ended March 31, 1996 decreased $2.1 million or 19.6% from 1995. The gross profit margin for the first quarter of 1996 of 32.9% was lower than the margin of 36.4% reported for the same period in 1995, primarily due to the decrease in the value of the U.S. dollar versus the Swiss franc. Forschner's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since Forschner imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

      Selling, general and administrative expenses for the three months ended March 31, 1996 of $9.2 million were $0.1 million or 1.1% higher than the amount for the comparable period in 1995. As a percentage of net sales, selling general and administrative expenses increased from 31.1% in 1995 to 35.2% in 1996. The percentage increase is due mostly to higher sales in the first quarter of 1995 due to the special promotional program.

      Interest expense of $29,000 for the three months ended March 31, 1996 versus $0 in the same period for the prior year reflects interest expense associated with a deferred payment from the Company's largest supplier.

      Interest income was $78,000 for the three months ended March 31, 1996 versus $251,000 in the same period for the prior year, reflecting lower invested cash balances.

      Equity interest in unconsolidated affiliates was $0 for the three months ended March 31, 1996 versus $362,000 in the same period for the prior year due to the one-time favorable impact of the Company recognizing its equity interest in two equity investments in 1995. The equity method of accounting is not applicable in 1996 as one investment was sold in 1995, and the Company's ownership of the second investment is less than 20% of the outstanding stock, requiring accounting at fair value.

      Other income (expense), net of $116,000 for the three months ended March 31, 1996 versus $2,000 in the same period for the prior year, is due to the favorable settlement of a legal matter.

      As a result of these changes, income (loss) before income taxes for the three months ended March 31, 1996 was $(415,000) versus $2.2 million for the same period in the prior year, a decrease of $2.6 million or 119%.

      Income tax expense (benefit) was provided at an effective rate of 41% and 42% in 1996 and 1995, respectively.

      As a result, net income (loss) for the three months ended March 31, 1996 was $(245,000) compared with $1.3 million, a decrease of $1.6 million or 119%.

           Net income per share for the three months ended March 31, 1996 was $(0.03) compared with $0.15 for the same period in 1995, a decrease of 120%.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1996, Forschner had working capital of $58.0 million compared with $58.1 million as of December 31, 1995, a decrease of $0.1 million. Sources of working capital included depreciation and amortization of $0.8 million. Significant uses of working capital included a $0.5 million increase in other assets and capital expenditures of $0.3 million. The Company currently has no material commitments for capital expenditures.

      Cash provided from operating activities was approximately $2.6 million in the quarter ended March 31, 1996 compared with cash used of $0.5 million in the comparable period in 1995. The improvement resulted primarily from an increase in accounts payable in the first quarter of 1996 and a smaller increase in prepaid and other assets in 1996 than in 1995. Partially offsetting this impact was a larger buildup in inventories in 1996 than in 1995, a larger reduction of accrued liabilities in 1996 than in the prior year and a net loss in the three months ended March 31, 1996 versus the same period in 1995.

      Forschner meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of March 31, 1996, Forschner had no outstanding borrowings under its revolving line of credit, leaving an aggregate unused line of $20 million between two financial institutions. Of the $20 million aggregate line of credit, the expiration date for a $15 million facility has been extended from April 30, 1996 to July 31, 1996, during which time the Company intends to negotiate a longer term extension of a larger facility under similar terms and with options for reduced pricing. Forschner's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company's current liquidity levels and financial resources are sufficient to meet its operating needs.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      a.)   Exhibits

             (2)  Not Applicable

             (3)  Not Applicable

             (4)  Not Applicable

            (10) Watch design and consulting agreement dated as of January 2, 1995 between The Forschner Group, Inc., Polenberg, Inc. and Myron Polenberg.

            (11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

            (15)  Not Applicable

            (18)  Not Applicable

            (19)  Not Applicable

            (22)  Not Applicable

            (23)  Not Applicable

            (24)  Not Applicable

            (25)  Not Applicable

            (27)  Financial data schedule

      b.) There were no reports or exhibits on Form 8-K for the three months ended March 31, 1996.

        Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE FORSCHNER GROUP, INC.
                                          (Registrant)

Date:  May 9, 1996                        By /s/ Thomas D. Cunningham
                                          ---------------------------
                                          Name:  Thomas D. Cunningham
                                          Title: Executive Vice President,
                                          Chief Financial Officer, Director

                                          By /s/ Thomas M. Lupinski
                                          Name:  Thomas M. Lupinski
                                          Title: Senior Vice President,
                                          Controller