Form 10-Q
period 1996-06-30
FORSCHNER GROUP INC
filed 1996-08-13
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-1282-3

                             Swiss Army Brands, Inc.
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

                            The Forschner Group, Inc.
                 One Research drive, Shelton, Connecticut 06484
          (Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                        Yes X No

          The number of shares of Issuer's Common Stock, $.10 par value, outstanding on July 31, 1996, was 8,206,360 shares.

                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I:  FINANCIAL INFORMATION                                   PAGE NO.
- -------  ---------------------                                   --------


Item 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of
              June 30, 1996 and December 31, 1995.                3 - 4

              Consolidated Statements of Operations for the
              three and six months ended June 30, 1996 and 1995.      5

              Consolidated Statements of Stockholders Equity
              for the six months ended June 30, 1996 and 1995.        6

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1996 and 1995.                7

              Notes to Consolidated Financial Statements          8 - 9

Item 2.       MANAGEMENTS DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                        10 - 13


Part II:  OTHER INFORMATION
- --------  -----------------

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                       14


Signatures                                                           15


The Exhibit Index appears on page 14.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets



                                                     At June 30, At December 31,
                                                        1996          1995
                                                    (unaudited)
Current assets:
   Cash and short-term investments ...........   $     860,026    $     608,757
   Accounts receivable, less
    allowance for doubtful accounts
    of $900,000 and $975,000, respectively ...      21,538,164       31,970,449
   Inventories ...............................      41,595,130       36,733,146
   Deferred income tax benefits ..............       2,395,858        2,395,858
   Prepaid and other .........................       5,804,393        2,647,121
                                                     ---------        ---------

      Total current assets ...................      72,193,571       74,355,331
                                                    ----------       ----------
Deferred income tax benefits .................         771,371          771,371

Property, plant and equipment, at cost:
   Leasehold improvements ....................         954,963          818,446
   Equipment .................................       6,762,421        6,199,914
   Furniture and fixtures ....................       1,515,063        1,473,188
                                                     ---------        ---------
                                                     9,232,447        8,491,548
   Less-accumulated depreciation .............      (5,209,849)      (4,385,683)
                                                    -----------      -----------
                                                     4,022,598        4,105,865
                                                     ---------        ---------
Investments in preferred units, at cost ......       9,002,998        7,002,990
Investments in unconsolidated affiliates .....       2,444,000        2,591,415
Foreign distribution rights, net of
   accumulated amortization of $2,186,990
   and $1,843,812, respectively ..............       4,555,737        4,900,396
Other assets, net of accumulated
   amortization of $2,141,331 and
   $3,166,339, respectively ..................       7,036,716        7,502,884
                                                     ---------        ---------

Total Assets .................................   $ 100,026,991    $ 101,230,252
                                                 =============    =============




                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity


                                                   At June 30,   At December 31,
                                                      1996             1995
                                                      ----             ----
                                                   (unaudited)
Current liabilities:
   Accounts payable ..........................   $   8,881,246    $   6,479,200
   Accrued liabilities .......................       6,822,341        8,697,994
   Note payable ..............................       2,747,000             --

   Income taxes payable ......................            --          1,114,389
                                                     ---------        ---------
     Total current liabilities ...............      18,450,587       16,291,583
                                                    ----------       ----------
Commitments and contingencies

Stockholders equity
   Preferred stock, par value $.10
   per share: shares authorized -
   2,000,000; no shares issued                            --               --

   Common stock, par value $.10 per
   share: shares authorized -
   12,000,000; shares issued -
   8,820,468 and 8,800,718, respectively .....         882,047          880,072

   Additional paid-in capital .................     46,136,390       45,897,740

   Unrealized gain on marketable .............         701,035             --
        securities
   Foreign currency translation adjustment ...         (11,300)          (9,216)
   Retained earnings .........................      38,981,699       43,283,540
                                                    ----------       ----------
                                                    86,689,871       90,052,136
   Less-cost of common stock in
      treasury; 614,108 shares ...............      (5,113,467)      (5,113,467)
                                                   -----------      -----------
Total stockholders equity ...................       81,576,404       84,938,669
                                                    ----------       ----------
Total Liabilities and Stockholders Equity ...    $ 100,026,991    $ 101,230,252
                                                 =============    =============


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                 Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                  1996         1995        1996          1995
                                  ----         ----        ----          ----

Net sales                     $28,676,650  $25,925,259  $54,756,163  $55,294,980
Cost of sales                  23,287,729   17,209,810   40,774,485   35,878,937
                               ----------   ----------   ----------   ----------
Gross profit                    5,388,921    8,715,449   13,981,678   19,416,043

Selling, general and
administrative expenses         9,537,199    8,011,483   18,709,364   17,132,520

Special charges                 2,073,000        -        2,073,000        -
                                ---------    ---------    ---------   ----------
Operating income (loss)        (6,221,278)     703,966   (6,800,686)   2,283,523
Interest (expense)                (12,524)     (18,534)     (42,062)     (18,534)
Interest income                    24,212      165,438      101,925      416,304

Impairment of investment         (800,000)       -         (800,000)       -
Other income (expense), net        11,723     (312,097)     127,982       52,312
                                   ------     ---------     -------       ------


Total interest and other
income,net                       (776,589)    (165,193)    (612,155)     450,082
                                 ---------    ---------    ---------     -------

Income (loss) before
income taxes                   (6,997,867)     538,773   (7,412,841)   2,733,605

Income tax provision (benefit) (2,941,000)     320,590   (3,111,000)   1,244,640
                               -----------     -------   -----------   ---------


Net income (loss)             $(4,056,867)    $218,183  $(4,301,841)  $1,488,965
                              ============    ========  ============  ==========
Net income (loss) per share        $(0.49)       $0.03       $(0.52)       $0.18
                              ============    ========  ============  ==========
Weighted average number of
   shares outstanding           8,237,465    8,202,333    8,325,643    8,219,643
                              ============  ==========  ============  ==========


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                           Foreign
                        Common Stock Par     Additional   Currency    Unrealized Gain
                           Value $.10          Paid-In   Translation   on Marketable   Retained     Treasury
                       Shares      Amount      Capital    Adjustment    Securities     Earnings       Stock
                       ------      ------      -------    ----------   ----------      --------       -----

BALANCE                $8,796,968    $879,697  $45,866,814   $(28,085)      --        $40,170,324   $(5,113,467)
December 31, 1994
Net income for
  six  months ended
  June 30, 1995
  (unaudited)                --          --         --           --         --          1,488,965        --
Stock options and
  warrants exercised        2,500         250       22,862       --         --              --           --
Foreign currency
  translation adjustment     --          --         --         14,440       --              --           --
                       ----------   ---------  ----------    --------   ---------     -----------   ------------

BALANCE, June 30,       8,799,468    $879,947  $45,889,676   $(13,645)      --        $41,659,289    $(5,113,467)
1995 (unaudited)
                       ==========   =========  ===========  ==========  =========     ===========   ============
BALANCE
December 31, 1995       8,800,718    $880,072  $45,897,740    $(9,216)      --        $43,283,540    $(5,113,467)
Net income (loss) for
  six months ended
  June 30, 1996
 (unaudited)                --           --         --           --         --         (4,301,841)       --
Stock options and
  warrants exercised       19,750       1,975      238,650       --         --              --           --
Unrealized gain on
  marketable securities     --           --         --           --       701,035           --           --
Foreign currency
  translation adjustment    --           --         --         (2,084)      --              --           --
                       ----------   ---------  -----------   ---------  ---------     -----------    ------------
BALANCE, June 30,
1996 (unaudited)        8,820,468    $882,047  $46,136,390   $(11,300)   $701,035     $38,981,699    $(5,113,467)

                      ===========   =========  ===========   =========   =========     ===========    ============

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Six months ended
                                                              June 30,
                                                        1996            1995
                                                        ----            ----


Cash flows from operating activities:
   Net income (loss)                                $(4,301,841)     $1,488,965
   Adjustments to reconcile net income (loss) to cash
   (used for) operating activities:
      Depreciation and amortization                   1,610,685       2,081,723
      Equity in earnings of unconsolidated
         subsidiaries, net of goodwill amortization        --           (19,562)
      Deferred income taxes                                --           134,858
      Special charges                                 6,594,000           --
      Impairment of investment                          800,000           --
      Gain on sale of partial investment in stock       (11,050)          --
                                                     ----------       ----------
                                                      4,691,794       3,685,984
Changes in other current assets and liabilities:
   Accounts receivable                               10,561,652       9,947,125
   Inventories                                       (9,380,426)    (14,488,494)
   Prepaid and other                                 (3,565,739)     (1,825,549)
   Accounts payable                                   2,403,112         263,659
   Accrued liabilities                               (2,176,232)       (972,237)
   Income taxes payable                              (1,676,898)     (1,223,193)
                                                     -----------     -----------
        Net cash provided from  (used for) operating
        activities                                      857,263      (4,612,705)
                                                        -------      -----------
Cash flows from investing activities:
   Capital expenditures                                (740,899)       (743,960)
   Proceeds from sales of property, plant & equipment      --            10,206
   Additions to other assets                           (902,884)     (1,432,689)
   Investment in preferred units                     (2,000,008)          --
   Investments in common stock                             --        (3,821,287)
   Proceeds from sale of investments in stock            59,500           --
                                                      ---------       ----------
         Net cash (used for) investing activities    (3,584,291)     (5,987,730)
                                                     -----------     -----------
Cash flows from financing activities:
  Proceeds from Note Payable                          2,747,000           --
  Proceeds from exercise of stock options               240,625          23,112
                                                        -------          ------
      Net cash provided from financing activities     2,987,625          23,112
                                                      ---------          ------
Effect of Exchange Rate changes on cash                  (9,328)       (155,894)
                                                         -------       ---------

Net increase (decrease) in cash and short-term
investments                                             251,269     (10,733,217)
   Cash and short-term investments, beginning of period 608,757      18,019,797
                                                        -------      ----------
   Cash and short-term investments, end of period      $860,026      $7,286,580
                                                       ========      ==========
Cash paid during the period:
   Interest                                             $42,062         $18,534
                                                       ========      ==========
   Income taxes                                      $1,683,295      $2,546,571
                                                     ==========      ==========

                                       7

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995
                                   (unaudited)

                        CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. (the Company, formerly The Forschner
Group, Inc.) without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1995. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES
- -----------

     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods and packaging material.

INVESTMENTS
- -----------

     Investments are comprised of the following as of June 30, 1996 and December 31, 1995:


                                               June 30,     December 31,
                                                 1996          1995
                                                 ----          ----

Investment in preferred units, at cost (A)   $ 9,002,998   $ 7,002,990
Investment in common stock and note
    receivable (B) .......................          --         800,000
Investment in unconsolidated affiliate (C)   $ 2,444,000   $ 1,791,415
                                             -----------   -----------
    Total investments ....................   $11,446,998   $ 9,594,405
                                             ===========   ===========

          (A) Represents the Company's investment in Victory Capital LLC, a privately held limited liability company. The Company's preferred units capital account is allocated preferred amounts under certain circumstances in years in which Victory has profit. During the second quarter, the Company increased its investment in Victory by approximately $2,000,000. The Company is accounting for this investment on the cost basis.

          (B) Represents the Company's investment in a private affiliated start-up entity that is in the business of designing, manufacturing and marketing fine jewelry. The common stock and note receivable were recorded at cost. This investment was written-off during the second quarter, due to impairment in the value of this investment.

          (C) Represents the Company's investment in SweetWater, Inc (SweetWater). Effective January 1, 1996, Swiss Army decreased its percentage ownership of SweetWater to below 20%. In accordance with generally accepted accounting principles, in 1996 this investment is being accounted for at fair value, with the Company recording unrealized gains (losses) as a component of stockholders equity.

SPECIAL CHARGES
- ---------------

               The Company recorded non-cash special charges totaling $7.4 million in the second quarter. The write-offs consist of $4.5 million in discontinued inventory (reflected in cost of sales) and $2.9 million in obsolete displays, goodwill, intangible assets, and non-strategic investments.

SIGNIFICANT CUSTOMER
- --------------------

               Special promotional programs with a single customer of the Corporate Markets Division accounted for 0% of total sales for the quarter ended June 30, 1996 and 1995, and 0% and 14% of total sales for the six months ended June 30, 1996 and 1995, respectively. The Company is not participating in a program with this customer currently, nor are any programs currently scheduled for the remainder of 1996 with this customer.

INCOME TAXES
- ------------

               Income taxes are provided at the projected annual effective tax rate. The income tax provisions (benefits) for the interim 1996 and 1995 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

EARNINGS PER COMMON SHARE
- -------------------------

               The weighted average number of shares of common stock outstanding include the dilutive effect of stock options outstanding. The fully diluted earnings per share amount for both periods is the same as primary earnings per share.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

RESULTS OF OPERATIONS
- ---------------------

Comparison of the Three Months Ended June 30, 1996 and 1995
- -----------------------------------------------------------

               Sales for the three months ended June 30, 1996 were $28.7 million compared with $25.9 million for the same period a year ago, representing an increase of $2.8 million or 10.8%. For the three month period, sales of Swiss Army watches and cutlery increased, while sales of Swiss Army Knives decreased.

               Gross profit of $5.4 million for the three months ended June 30, 1996 decreased $3.3 million or 38% from 1995. The decrease relates principally to a $4.5 million write-off of discontinued inventory which is reflected in cost of sales. The gross profit margin for the second quarter of 1996 of 18.8% reflects the impact of this inventory adjustment compared to the margin of 33.6% reported for the same period of 1995. Excluding the inventory write-off, the gross profit margin for 1996 would have been 33.5%. Profit margin was also negatively impacted by the decrease in the value of the U.S. dollar versus the Swiss franc. Swiss Army's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transaction's, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

               Selling, general and administrative expenses for the three months ended June 30, 1996 of $9.5 million were $1.5 million or 19% higher than the amount for the comparable period in 1995. The $1.5 million increase in expenses resulted primarily from increases in selling expenses and merchandising and promotional expenses. As a percentage of net sales, selling, general and administrative expenses increased from 30.9% in 1995 to 33.3% in 1996.

               The Company recorded a special charge of $2.1 million relating to the write-off of obsolete displays, goodwill and other intangible assets. There were no special charges recorded for the comparable period in 1995.

               Due to lower invested cash balances in the three months ended June 30, 1996 than in the comparable period of 1995, interest income of $24,000 in 1996 is lower than the $165,000 recorded in the year earlier period.

               The Company recorded a $0.8 million charge associated with the impairment of a non-strategic investment. There were no comparable investment charges for the same period in 1995.

               Other income of $11,000 for the quarter ended June 30, 1996 versus $312,000 of expense for the same period in 1995, was due to recognition of the Company's share of losses in 1995 in its equity investment SweetWater, Inc., offset somewhat by its share of income in 1995 of its other equity investment, Simmons Outdoor Corporation, and amortization of goodwill relating to the two investments.

               As a result of these changes, net loss before income taxes for the quarter ended June 30, 1996 was $7.0 million versus $0.5 million of income for the same period in 1995, for a decrease of $7.5 million.

               Income tax expense was provided at an effective rate of 42.0% for the three months ended June 30, 1996, versus 59.6% in 1995, with the decrease related primarily to the non-deductibility of the Company's share of losses and amortization of goodwill relating to its equity investments in 1995.

               Net loss was $4.1 million for the three months ended June 30, 1996 versus net income of $0.2 million in the comparable period of 1995, representing a decrease of $4.3 million.

               On a per share basis for the quarter ended June 30, 1996, net loss was $0.49 compared with net income of $0.03 in 1995.

Comparison of the Six Months Ended June 30, 1996 and 1995
- ---------------------------------------------------------

               Sales for the six months ended June 30, 1996 were $54.8 million compared with $55.3 million for the same period a year ago, representing a decrease of $0.5 million or 1%. Sales comparisons with the first half of 1995 are significantly impacted by the exceptional promotional program for a single customer of the Corporate Markets Division which began in 1994 and concluded at the end of the first quarter of 1995. The promotional program accounted for 14% of the Companys sales for the first half of 1995 versus 0% in 1996. Excluding the impact of this promotional program on results for the 1995 period, sales increased 15% in the six months ended June 30, 1996. Including results of the special promotional program, sales of Swiss Army Knives and Swiss Army Brand Watches decreased while sales of cutlery increased. Excluding the impact of sales to this customer, the Company's sales of Swiss Army Knives were slightly lower than in the first half of 1995 while Swiss Army Brand Watch sales and sales of cutlery posted increases.

               Gross profit of $14.0 million for the six months ended June 30, 1996 decreased $5.4 million or 28% from 1995. The decrease relates principally to a $4.5 million inventory write-off in the second quarter and the negative impact of a weaker U.S. dollar against the Swiss franc. The gross profit margin for the first half of 1996 of 25.5% was down from the margin of 35.1% reported for the same period of 1995. Excluding the inventory write-off, the gross profit margin for 1996 would have been 33.8%. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

               Selling, general and administrative expenses for the six months ended June 30, 1996 of $18.7 million were $1.6 million or 9.2% higher than the amount for the comparable period in 1995. This increase is due primarily to higher selling expenses and merchandising and promotional costs. As a percentage of net sales, selling, general and administrative expenses increased from 30.9% in 1995 to 34.2% in 1996. Excluding sales associated with the special promotion program in 1995, the percentage decreased in 1996 to 30.9% from 36.0% in 1995.

               The Company recorded a special charge of $2.1 million relating to the write-off of obsolete displays, goodwill and other intangible assets. There were no special changes recorded for the comparable period in 1995.

               Due to lower invested cash balances in the six months ended June 30, 1996 than in the comparable period of 1995, interest income of $102,000 in 1996 was lower than the $416,000 recorded in the year earlier period.

               The Company recorded a $0.8 million charge associated with the impairment of a non-strategic investment. There were no comparable investment charges for the same period in 1995.

               Other income of $128,000 for the six months ended June 30, 1996 was $76,000 higher than the comparable period in 1995, due to recognition of the Company's share of losses in 1995 in its equity investment SweetWater, Inc. and amortization of goodwill relating to its two equity investments, offset somewhat by its share of income in 1995 of its other equity investment, Simmons Outdoor Corporation, and the one-time favorable impact of recognizing the Company's cumulative share of net income, less amortization of goodwill, of the Company's two equity investments during 1995.

               As a result of these changes, loss before income taxes for the six months ended June 30, 1996 was $7.4 million versus income of $2.7 million for the same period in 1995, a decrease of $10.1 million.

               Income tax expense was provided at an effective rate of 41.9% for the six months ended June 30, 1996, versus 45.5% in 1995, with the decrease related primarily to the non-deductibility of the Company's share of losses and amortization of goodwill relating to its equity investments.

               Net loss was $4.3 million for the six months ended June 30, 1996 versus net income of $1.5 million in the comparable period of 1995, representing a decrease of $5.8 million.

               On a per share basis for the six months ended June 30, 1996, net loss was $0.52 compared with net income of $0.18 in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

               As of June 30, 1996, the Company had working capital $53.7 million compared with $58.1 million as of December 31, 1995, a decrease of $4.4 million principally due to investments the Company made during the six months ended June 30, 1996. Sources of working capital included depreciation and amortization of $1.6 million. Significant uses of working capital included the Company's $2.0 million increase in the preferred units of Victory Capital LCC and capital expenditures and additions to other assets of $1.6 million. The Company currently has no material commitments for capital expenditures.

                Cash provided from operating activities was approximately $0.9 million in the six months ended June 30, 1996 compared with $4.6 million of cash used in the comparable period in 1995. The cash provided from operations resulted primarily from a smaller increase in inventories in 1996 than in the prior year, a larger increase in accounts payable versus 1995, all of which were somewhat offset by a greater increase in prepaids and other assets and a greater reduction in accrued liabilities versus 1995.

                The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of June 30, 1996, the Company had $2.7 million of outstanding borrowings under its revolving line of credit, leaving an unused line of $17.3 million. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes that cash generated from operations and borrowings under its credit facility will be sufficient to meet the Company's anticipated operating and capital needs.

PART II.       OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

                    The annual  meeting of the  shareholders  of the Company was held on May 16, 1996, pursuant to notice, at which meeting shareholders approved by an affirmative majority vote of 4,180,399 shares a proposal to approve the adoption of the 1996 Stock Option Plan which authorizes the grant of stock options to purchase an aggregate of 1,000,000 shares of Common Stock. There were 1,012,002 shares that voted against this proposal, 20,855 votes abstained, and there were 1,810,864 broker non-votes.

                    In  addition,   shareholders   approved  by  an  affirmative
               majority vote of 6,985,548 shares a proposal to approve an ammendment to Article First of the Company's Certificate of Incorporation to change the name of the Company to Swiss Army Brands, Inc. There were 33,197 shares that voted against this proposal and 5,375 votes that abstained.

Item 6.  Exhibits and Reports on Form 8-K

         A.)   Exhibits

                    (2)     Not Applicable

                    (3)     Certificate of Incorporation

                    (4)     Not Applicable

                   (10)     Not Applicable

                    (11) Statement  regarding  computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

                   (15)     Not Applicable

                   (18)     Not Applicable

                   (19)     Not Applicable

                   (22)     Not Applicable

                   (23)     Not Applicable

                   (24)     Not Applicable

                   (27)     Financial Data Schedule

                   (99)     Not Applicable

                    B.) There were no reports or  exhibits on Form 8-K filed for the three months ended June 30, 1996.

                    Pursuant to the requirements to the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SWISS ARMY BRANDS, INC.
                                      (Registrant)

Date:  August 13, 1996                 By /s/ Thomas D. Cunningham
                                       Name:  Thomas D. Cunningham
                                       Title: Executive Vice President,
                                       Principal Financial Officer
                                       and a Director

                                       By /s/ Thomas M. Lupinski
                                       Name:  Thomas M. Lupinski
                                       Title:  Senior Vice President, Controller