Form 10-Q
period 1996-09-30
SWISS ARMY BRANDS INC
filed 1996-11-12
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

The number of shares of Issuer's Common Stock, $.10 par value, outstanding on October 31, 1996, was 8,208,860 shares.

                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                     Page No.

Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of
          September  30, 1996 and December 31, 1995.                3 - 4

          Consolidated Statements of Operations for the
          three and nine months ended September 30, 1996 and 1995.      5

          Consolidated Statements of Stockholders Equity
          for the nine months ended September 30, 1996 and 1995.        6

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1996 and 1995.                7

          Notes to Consolidated Financial Statements                8 - 9

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                              10 - 13

Part II:  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                             14

Signatures                                                             15

The Exhibit Index appears on page 13.

                                       2

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets



                                              At September 30,  At December 31,
                                                   1996              1995
                                                (unaudited)
Current assets:
   Cash and short-term investments .......... $   2,103,726     $     608,757
   Accounts receivable, less
    allowance for doubtful accounts
    of $860,000 and $975,000, respectively ..    27,652,904        31,970,449
   Inventories ..............................    34,695,192        36,733,146
   Deferred income tax benefits .............     2,395,858         2,395,858
   Prepaid and other ........................     5,332,354         2,647,121
                                                -----------       -----------

      Total current assets ..................    72,180,034        74,355,331
                                                -----------       -----------
Deferred income tax benefits ................       771,371           771,371

Property, plant and equipment, at cost:
   Leasehold improvements ...................     1,001,824           818,446
   Equipment ................................     7,006,789         6,199,914
   Furniture and fixtures ...................     1,665,650         1,473,188
                                                -----------       -----------
                                                  9,674,263         8,491,548
   Less-accumulated depreciation ............    (5,636,528)       (4,385,683)
                                                -----------       -----------
                                                  4,037,735         4,105,865
                                                -----------       -----------
Investment in preferred units, at cost ......     9,002,999         7,002,990
Investment in unconsolidated affiliate ......     1,912,430         2,591,415
Foreign distribution rights, net of
   accumulated amortization of $2,359,319
   and $1,843,812, respectively .............     4,383,372         4,900,396
Other assets, net of accumulated
   amortization of $2,256,081 and
   $3,166,339, respectively .................     8,526,728         7,502,884
                                                -----------       -----------
Total Assets                                  $ 100,814,669     $ 101,230,252
                                              =============     =============





                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity

                                              At September 30,  At December 31,
                                                    1996             1995
                                                 (unaudited)

Current liabilities:
   Accounts payable ......................... $  10,920,912     $   6,479,200
   Accrued liabilities ......................     7,522,354         8,697,994
   Note payable .............................       675,000             ---

   Income taxes payable .....................         ---           1,114,389
                                                 ----------       -----------
     Total current liabilities ..............    19,118,266        16,291,583
                                                 ----------       -----------
Commitments and contingencies
   Stockholders equity
      Preferred stock, par value $.10
      per share: shares authorized -
      2,000,000; no shares issued ...........        ---                ---
   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued -
      8,820,468 and 8,800,718, respectively..       882,047           880,072
   Additional paid-in capital ...............    46,136,390        45,897,740

   Unrealized gain on marketable
      securities ............................       169,465             ---
   Foreign currency translation adjustment ..        (1,804)           (9,216)
   Retained earnings ........................    39,623,772        43,283,540
                                                 ----------       -----------
                                                 86,809,870        90,052,136
   Less-cost of common stock in
      treasury; 614,108 shares ..............    (5,113,467)       (5,113,467)
                                                 ----------       -----------
Total stockholders equity                       81,696,403        84,938,669
                                                 ----------       -----------
Total Liabilities and Stockholders Equity .. $ 100,814,669     $ 101,230,252
                                              =============     =============



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                               1996         1995           1996         1995

Net sales .................  $34,616,208  $30,186,155  $89,372,371  $85,481,135
Cost of sales .............   22,619,819   19,720,049   63,394,304   55,598,986
                              ----------   ----------   ----------   ----------
Gross profit ..............   11,996,389   10,466,106   25,978,067   29,882,149

Selling, general and
administrative expenses ...   10,828,014    9,636,030   29,537,378   26,768,550
Special charges ...........       ---          ---       2,073,000      ---
                              ----------   ----------   ----------   ----------
Operating income (loss) ...    1,168,375      830,076   (5,632,311)   3,113,599
Interest (expense) ........      (61,856)     (85,861)    (103,918)    (104,395)
Interest income ...........        5,431      106,861      107,356      523,165

Impairment of investment ..       ---          ---        (800,000)     ---
Other income (expense), net       28,121     (310,745)     156,105     (258,433)
                              ----------    ---------    ---------   ----------

Total interest and other
income,net ................      (28,304)    (289,745)    (640,457)     160,337
                              ----------    ---------    ---------   ----------

Income (loss) before
 income taxes .............    1,140,071      540,331   (6,272,768)   3,273,936
Income tax provision (benefit)   498,000      344,041   (2,613,000)   1,588,681
                              ----------    ---------    ---------   ----------
Net income (loss) .........     $642,071     $196,290  ($3,659,768)  $1,685,255
                              ==========    =========   ==========   ==========
Net income (loss) per share        $0.08        $0.02       ($0.44)       $0.20
                              ==========    =========   ==========   ==========
Weighted average number of
   shares outstanding .....    8,334,166    8,252,978    8,328,423    8,231,012
                              ==========    =========   ==========   ==========


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                Foreign
                            Common Stock Par      Additional     Currency     Unrealized Gain
                               Value $.10          Paid-In     Translation     on Marketable        Retained       Treasury
                            Shares     Amount      Capital      Adjustment       Securities         Earnings         Stock

Balance
December 31, 1994         8,796,968   $879,697   $45,866,814    ($28,085)         $ ---            $40,170,324    ($5,113,467)
Net income for
  nine months ended
  September 30, 1995
  (unaudited)                ---         ---         ---           ---              ---              1,685,255        ---
Stock options and
  warrants exercised          2,500        250        22,862       ---              ---                 ---           ---
Foreign currency
  translation adjustment     ---         ---         ---          28,190            ---                 ---           ---
                          ---------   --------   -----------     -------         ---------         -----------    -----------

Balance, September
30, 1995 (unaudited)      8,799,468   $879,947   $45,889,676        $105            ---            $41,855,579    ($5,113,467)
                          =========   ========   ===========     =======         =========         ===========    ===========
Balance
December 31, 1995         8,800,718   $880,072   $45,897,740     ($9,216)         $ ---            $43,283,540    ($5,113,467)
Net income (loss) for
  nine months ended
  September 30, 1996
  (unaudited)                ---         ---         ---           ---              ---             (3,659,768)       ---
Stock options and
  warrants exercised         19,750      1,975       238,650       ---              ---                 ---           ---
Unrealized gain on
  marketable securities      ---         ---         ---           ---             169,465              ---           ---
Foreign currency
  translation adjustment     ---         ---         ---           7,412           ---                 ---           ---
                          ---------    -------   -----------     -------         ---------         -----------     ----------

Balance, September
30, 1996 (unaudited)      8,820,468   $882,047   $46,136,390     ($1,804)         $169,465         $39,623,772    ($5,113,467)
                          =========   ========   ===========     =======         =========         ===========     ==========



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          Nine months ended
                                                            September 30,
                                                        1996            1995

Cash flows from operating activities:
   Net income (loss)                                ($3,659,768)   $ 1,685,255
   Adjustments to reconcile net income (loss) to cash
   provided from (used for) operating activities:
      Depreciation and amortization                   2,334,200      2,421,880
      Equity in earnings of unconsolidated
         subsidiaries, net of goodwill amortization     ---            299,702
      Deferred income taxes                             ---            141,364
      Special charges                                 6,594,000          ---
      Impairment of investment                          800,000          ---
      Gain on sale of fixed assets                      (24,319)         ---
      Gain on sale of partial investment in stock       (11,050)         ---
                                                      ---------      ---------
                                                      6,033,063      4,548,201

Changes in other current assets and liabilities:
   Accounts receivable                                4,317,544      3,477,571
   Inventories                                       (2,483,046)   (15,146,112)
   Prepaid and other                                 (3,531,233)    (1,765,827)
   Accounts payable                                   4,527,554     (4,385,566)
   Accrued liabilities                               (1,562,365)      (298,284)
   Income taxes payable                              (1,113,505)    (1,223,193)
                                                      ---------      ----------
       Net cash provided from (used for) operating
       activities                                     6,188,012    (14,793,210)
                                                      ---------     ----------
Cash flows from investing activities:
   Capital expenditures                              (1,221,052)      (953,794)
   Proceeds from sales of property, plant & equipment    42,955          ---
   Additions to other assets                         (2,497,668)    (1,333,024)
   Investment in preferred units                     (2,000,008)         ---
   Investments in common stock                           ---        (3,425,547)
   Proceeds from sale of investments in stock            59,500          ---
                                                      ---------      ---------
         Net cash (used for) investing activities    (5,616,273)    (5,712,365)
                                                      ---------      ---------

Cash flows from financing activities:
  Proceeds from note payable                            675,000      3,250,000
  Proceeds from exercise of stock options               240,625         23,112
                                                      ---------      ---------
      Net cash provided from financing activities       915,625      3,273,112
                                                      ---------      ---------

Effect of exchange rate changes on cash                   7,605        (99,547)
                                                      ---------      ---------

Net increase (decrease) in cash and short-term
 investments                                          1,494,969    (17,332,010)
   Cash and short-term investments, beginning
 of period                                              608,757     18,019,797
                                                      ---------     ----------
   Cash and short-term investments, end of period     2,103,726        687,787
                                                      =========     ==========

Cash paid during the period:
   Interest                                            $103,918        $24,395
                                                      =========     ==========
   Income taxes                                      $1,692,233     $2,821,410
                                                      =========     ==========


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996 and 1995
                                   (unaudited)

                        CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements included in this Form 10-Q have been prepared by the Swiss Army Brands, Inc.(the Company formerly The Forschner Group, Inc.) without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1995. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.
INVENTORIES
-----------

          Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods and packaging material.

INVESTMENTS
-----------
          Investments are comprised of the following as of September 30, 1996 and December 31, 1995

                                                    September 30,  December 31,
                                                        1996          1995

     Investment in preferred units, at cost (A)      $9,002,999     $7,002,990
     Investment in common stock and note
         receivable, at cost  (B) .............          ---           800,000
     Investment in unconsolidated affiliate (C)       1,912,430      1,791,415
                                                     ----------     ----------
         Total investments                          $10,915,429     $9,594,405
                                                     ==========     ==========


          (A) Represents the Companys investment in Hudson River Capital LLC, formerly Victory Capital LLC, a privately held corporation. The Companys preferred units capital account is allocated preferred amounts under certain circumstances in years in which Victory has profit. During the second quarter, the Company increased its investment in Hudson River Capital by approximately $2,000,000. The Company is accounting for this investment on the cost basis.
                                       8

          (B) Represents the Companys investment in a private affiliated start-up entity that is in the business of designing, manufacturing and marketing fine jewelry. The common stock and note receivable were recorded at cost. This investment was written-off during the second quarter, due to impairment in the value of this investment.


          (C)   Represents   the  Companys   investment  in   SweetWater,   Inc
     (SweetWater). Effective January 1, 1996, the Company decreased its percentage ownership of SweetWater to below 20%. In accordance with generally accepted accounting principles, this investment is being accounted for at fair value, with the Company recording unrealized gains (losses) as a component of stockholders equity.

SPECIAL CHARGES
---------------

          The Company recorded non-cash special charges totaling $7.4 million in the second quarter. The write-offs consist of $4.5 million in discontinued inventory (reflected in cost of sales) and $2.9 million in obsolete displays, goodwill, intangible assets, and non-strategic investments.

INCOME TAXES
------------

          Income taxes are provided at the projected annual effective tax rate. The income tax provisions (benefits) for the interim 1996 and 1995 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

EARNINGS PER COMMON SHARE
-------------------------

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

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended September 30, 1996 and 1995
----------------------------------------------------------------

          Sales for the three months ended September 30, 1996 were $34.6 million compared with $30.2 million for the same period a year ago, representing an increase of $4.4 million or 14.6%. For the three month period, sales of Swiss Army Brand Watches and cutlery increased, while sales of Victorinox Original Swiss Army Knives decreased.

          Gross profit of $12.0 million for the three months ended September 30, 1996 increased $1.5 million or 14% from 1995. The increase relates primarily to the increase in net sales. The gross profit margin for the second quarter of 1996 of 34.7% was equal to the gross profit margin for the same period of 1995. Swiss Army's gross profit margin may fluctuate due to changes in product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. However, such hedging activity cannot eliminate the long-term adverse impact on the Companys competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

          Selling, general and administrative expenses for the three months ended September 30, 1996 of $10.8 million were $1.2 million or 12% higher than the amount for the comparable period in 1995. The increase in expenses resulted primarily from increases in selling expenses and merchandising and promotional expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 31.9% in 1995 to 31.3% in 1996.

          Interest expense of $62,000 for the three months ended September 30, 1996 was $24,000 lower than in the comparable period of 1995 due to the interest expense on a deferred payment to a large supplier in 1995, slightly offset by higher levels of debt outstanding in 1996.

          Due to lower invested cash balances in the three months ended September 30, 1996 than in the comparable period of 1995, interest income of $5,000 in 1996 is lower than the $107,000 recorded in the year earlier period.

          Other income of $28,000 for the quarter ended September 30, 1996 was $339,000 more favorable compared to the $311,000 of expense for the same period in 1995, due to recognition of the Companys share of net losses in 1995 in its equity investments.

          As a result of these changes, net income before income taxes for the quarter ended September 30, 1996 was $1.1 million versus $0.5 million of income for the same period in 1995, for an increase of $0.6 million.

          Income tax expense was provided at an effective rate of 43.7% for the three months ended September 30, 1996, versus 63.6% in 1995, with the decrease related primarily to the non-deductibility of the Companys share of losses and amortization of goodwill relating to its equity investments in 1995.

          Net income was $0.6 million for the three months ended September 30, 1996 versus net income of $0.2 million in the comparable period of 1995, representing an increase of $0.4 million.

          On a per share basis for the quarter ended September 30, 1996, net income was $0.08 compared with net income of $0.02 in 1995.

Comparison of the Nine Months Ended September 30, 1996 and 1995
---------------------------------------------------------------

          Sales for the nine months ended September 30, 1996 were $89.4 million compared with $85.5 million for the same period a year ago, representing an increase of $3.9 million or 4.6%. Sales comparisons with the first nine months of 1995 are significantly impacted by the exceptional promotional program for a single customer of the Corporate Markets Division which began in 1994 and concluded at the end of the first quarter of 1995. The promotional program accounted for 9% of the Companys sales for the first three quarters of 1995 versus 0% in 1996. Excluding the impact of this promotional program on results for the 1995 period, sales increased 15% in the nine months ended September 30, 1996. Sales of Swiss Army Brand Watches and cutlery increased from the same period a year ago while Victorinox Original Swiss Army Knife sales decreased.

          Gross profit of $26.0 million for the nine months ended September 30, 1996 decreased $3.9 million or 13.1% from 1995. The decrease relates principally to a $4.5 million inventory write-off in the second quarter and the negative impact of a weaker U.S. dollar against the Swiss franc in the first quarter of 1996. The gross profit margin for the first nine months of 1996 of 29.1% was down from the margin of 35.0% reported for the same period of 1995. Excluding the inventory write-off, the gross profit margin for 1996 would have been 34.1%. The Company's gross profit margin may fluctuate due to changes in product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program.

          Selling, general and administrative expenses for the nine months ended September 30, 1996 of $29.5 million were $2.7 million or 10.1% higher than the amount for the comparable period in 1995. This increase is due primarily to higher merchandising and promotional costs. As a percentage of net sales, selling, general and administrative expenses increased from 31.3% in 1995 to 33.0% in 1996. Excluding sales associated with the special promotion program in 1995, the percentage decreased in 1996 to 31.3% from 34.5% in 1995.

          The Company recorded a special charge in the second quarter of $2.1 million relating to the write-off of obsolete displays, goodwill and other intangible assets. There were no special charges recorded for the comparable period in 1995.

          Due to lower invested cash balances in the nine months ended September 30, 1996 than in the comparable period of 1995, interest income of $107,000 in 1996 was lower than the $523,000 recorded in the year earlier period. The Company recorded a $0.8 million charge associated with the impairment of a non-strategic investment. There were no comparable investment charges for the same period in 1995.

          Other income of $156,000 for the nine months ended September 30, 1996 was $414,000 more favorable than the $258,000 of expense for the same period in 1995, due to recognition of the Companys share of net losses in its equity investments.

          As a result of these changes, loss before income taxes for the nine months ended September 30, 1996 was $6.3 million versus income of $3.3 million for the same period in 1995, a decrease of $9.6 million or 290%.

          Income tax expense was provided at an effective rate of 41.7% for the nine months ended September 30, 1996, versus 48.5% in 1995, with the decrease related primarily to the non-deductibility of the Companys share of losses and amortization of goodwill relating to its equity investments.

          Net loss was $3.7 million for the nine months ended September 30, 1996 versus net income of $1.7 million in the comparable period of 1995, representing a decrease of $5.4 million or 318%.

          On a per share basis for the nine months ended September 30, 1996, net loss was $0.44 compared with net income of $0.20 in 1995, a 320% decrease in earnings per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          As of September 30, 1996, the Company had working capital of $53.1 million compared with $58.1 million as of December 31, 1995, a decrease of $5.0 million principally due to investments the Company made during the nine months ended September 30, 1996. Sources of working capital included depreciation and amortization of $2.3 million. Significant uses of working capital included the Company's $2.0 million increase in the preferred units of Hudson River Capital LCC and capital expenditures and additions to other assets of $3.7 million. The Company currently has no material commitments for capital expenditures.

          Cash provided from operating activities was approximately $6.2 million in the nine months ended September 30, 1996 compared with $14.8 million of cash used in the comparable period in 1995. The cash provided from operations resulted primarily from a smaller increase in inventories in 1996 than in the prior year and a larger increase in accounts payable versus 1995.

          The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of September 30, 1996, the Company had $0.7 million of outstanding borrowings under its revolving line of credit, leaving an unused line of $19.3 million. Of the $20 million aggregate line of credit, the expiration date for a $15 million facility has been extended to January 31, 1997. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes that cash generated from operations and borrowings under its credit facility will be sufficient to meet the Companys anticipated operating and capital needs.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         A.)      Exhibits

                   (2)     Not Applicable

                   (3)     Not Applicable

                   (4)     Not Applicable

                  (10)     Extension of Revolving Line of Credit

                  (11) Statement  regarding  computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

                  (15) Not Applicable

                  (18)     Not Applicable

                  (19)     Not Applicable

                  (22)     Not Applicable

                  (23)     Not Applicable

                  (24)     Not Applicable

                  (27)     Financial Data Schedule

                  (99)     Not Applicable

B.) There were no reports or exhibits on Form 8-K filed for the three months ended September 30, 1996.

               Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SWISS ARMY BRANDS, INC.
                            (Registrant)

Date:  November  9, 1996     By /s/ Thomas D. Cunningham
                             Name:  Thomas D. Cunningham
                             Title: Executive Vice President,
                             Principal Financial Officer
                             and a Director

                             By /s/ Thomas M. Lupinski
                             Name:  Thomas M. Lupinski

                             Title:  Senior Vice President, Controller