Form 10-K/A
period 1995-12-31
SWISS ARMY BRANDS INC
filed 1997-01-23
CIK 731947

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                     Name of each exchange on
      Title of each class                                which registered
      -------------------                            ------------------------
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
                                                                    Yes X  No
                                                                       ---   ---

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------

        Swiss Army Brands, Inc. (f/k/a The Forschner Group, Inc.) is filing this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 in response to the comment letter of the Securities and Exchange Commission dated December 31, 1996.

        This amendment amends and restates in its entirety the Form 10-K. The Sections of the Form 10-K which are amended are as follows:

        1. Part I - Item 1 (Business)

        2. Part III - Item 11 (Executive Compensation)

        3. Part IV - Item 14 (Exhibits, Financial Statements and Response on Form 8-K)

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

        No U.S. trademark registrations have ever been issued for "Swiss Army" as applied to multi- bladed knives. In 1994, in a case originally brought by Forschner against Arrow Trading Co., Inc. ("Arrow") in September 1992 in the District Court for the Southern District of New York, the U.S. Court of Appeals for the Second Circuit reversed a judgment originally issued in the Company's favor and held that the use of "Swiss Army" on Chinese made knives could not be enjoined on grounds of geographic misdescriptiveness. On remand, the District Court ruled that Arrow had violated Section 43(a) of the Lanham Act and New York common law in connection with its sale of Chinese-made multi-bladed pocketknives which Arrow called "Swiss Army Knives." The court found that Forschner had proved its contention that Arrow engaged in unfair competition and held that "Arrow, although free to use the phrase 'Swiss Army Knife' to designate its product, must amply distinguish it from the Forschner product." The court is considering the scope of an order determining how Arrow must differentiate its product. The Company intends to utilize all reasonable means to safeguard the public from being misled by inferior imitation products.

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

        The U.S. Distribution Agreement, together with the Company's agreements with respect to the rights obtained in 1992 and 1993 (together, the "Victorinox Agreements"), provides:

               Forschner is the exclusive distributor in the United States, its territories and possessions, Canada (with one minor exception), Bermuda and the Caribbean (excluding Cuba so long as Forschner is prohibited by United States law from operating therein) (together, the "Territories"), of Victorinox Original Swiss Army Knives and most other Victorinox cutlery products and Victorinox Swiss-made watches (collectively, "Products").

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

               Forschner will not sell any cutlery items that it does not currently sell without the agreement of Victorinox.

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

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        A.     Market Information.

        Shares of Forschner's Common Stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol FSNR. The range of high and low transactions for shares of Common Stock, which is the only class of capital stock of Forschner outstanding, as reported by Nasdaq since the first quarter of 1994 were as follows:


                                  Fiscal 1994                 Fiscal 1995              Fiscal 1996*
                              -------------------         -------------------       ----------------

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

--------------
*Through March 13, 1996.

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

(In thousands, except per share amounts)                   Year Ended December 31,
                                                  ---------------------------------------------
                                                  1995      1994       1993     1992       1991
                                                  ----      ----       ----     ----       ----
Net sales...................................... $126,695   $144,437  $102,543   $74,148   $60,098
Gross profit...................................   44,264     55,804    42,027    29,779    21,796
Selling, general and administrative expenses...   40,265     40,293    30,753    21,016    17,956
Operating income...............................    3,999     15,511    11,274     8,763     3,840
Gain on sale of investments....................    1,771         37         -         -         -
Other income (expense), net....................     (134)       445       251       143      (287)
Income before income taxes and cumulative
  effect of accounting change..................    5,636     15,993    11,525     8,906     3,553
Income tax provision...........................    2,523      6,633     4,221     3,974     1,592

Income before cumulative effect of
  accounting change............................    3,113      9,360     7,304     4,932     1,961
Cumulative effect of accounting
  change for income taxes......................       -          -        220         -         -
                                                ------------------------------------------------
Net income.....................................   $3,113    $ 9,360   $ 7,524   $ 4,932   $ 1,961
Earnings per share:
  Income before cumulative effect of
    accounting change..........................   $ 0.38    $  1.16   $  1.04   $  0.80   $  0.45
  Cumulative affect of accounting
    change for income taxes....................       -          -       0.03         -         -
                                                ------------------------------------------------
  Net income...................................   $ 0.38    $  1.16   $  1.07   $  0.80   $  0.45
Other Financial Data:
Current assets.................................  $74,355    $78,641   $57,551   $43,664   $24,994
Total assets...................................  101,230    105,708    78,004    54,283    28,955
Current liabilities............................   16,291     23,932    17,651    10,756     6,790
Long-term debt ................................       -          -         -         -      8,140
Stockholders' equity...........................  $84,939    $81,775   $60,353   $43,038   $13,280
Weighted average number of shares
  outstanding..................................    8,236      8,062     7,053     6,186     4,359

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

        The following table shows, as a percentage of net sales, the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                      1995                    1994                     1993
                                                      ----                    ----                     ----
Net sales..................................             100.0%                  100.0%                   100.0%
Cost of Sales..............................              65.1                    61.4                     59.0
                                                        -----                    ----                     ----
  Gross Profit.............................              34.9                    38.6                     41.0
Selling, general and administrative
  expenses before special charitable
  contributions............................              31.8                    26.9                     30.0
Special charitable contribution............                 -                     1.0                        -
                                                         ----                    ----                     ----
Total selling, general and
  administrative expense...................              31.8                    27.9                     30.0
Operating income...........................               3.1                    10.7                     11.0
Interest expense...........................               (.2)                      -                      (.1)
Interest income............................                .4                      .3                       .2
Gain on sale of investments................               1.4                       -                        -
Equity interest in
  unconsolidated affiliates................               (.4)                      -                        -
Other income (expense), net................                .1                      .1                       .1
                                                         ----                    ----                    -----
Income before income taxes
  and cumulative effect of
  accounting change........................               4.4                    11.1                     11.2
Income tax provision.......................               2.0                     4.6                      4.1
                                                         ----                    ----                     ----
Income before cumulative effect of
accounting change..........................               2.4                     6.5                      7.1
Cumulative effect of accounting
  change for income taxes..................                 -                       -                       .2
                                                         ----                    ----                     ----
Net income.................................               2.4%                    6.5%                     7.3%
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

        None.

                                    PART III


Item 10.       Directors and Executive Officers of the Registrant

        The Directors and Executive Officers of Forschner are as follows:

                                                                                     Director
                                                                                       and/or
   Name                       Age            Position(s)                            Officer Since
   ----                       ---            -----------                            -------------
J. Merrick Taggart            45            President                              Dec., 1995
Peter W. Gilson               56            Chairman of the Executive
                                            Committee and Director(1)              Dec., 1994
Thomas D. Cunningham          46            Executive Vice President,
                                            Chief Financial Officer
                                            and Director(2)                        Mar., 1994
Stanley R. Rawn, Jr.          68            Senior Managing Director
                                            and Director(3)                              1990
Harry R. Thompson             66            Managing Director(4)                   Dec., 1994
Stanley G. Mortimer III       53            Executive Vice President
                                            and Director(5)                        Dec., 1994
Thomas M. Lupinski            43            Senior Vice President, Controller,
                                            Secretary and Treasurer                      1986
Michael J. Belleveau          39            Vice President                         Jun., 1994
Leslie H. Green               48            Vice President                         Dec., 1995
David J. Parcells             37            Vice President - Operations                  1992
Jerald J. Rinder              49            Vice President                         Feb., 1996
Robert L. Topazio             47            Vice President                         Feb., 1996
Douglas M. Rumbough           39            Vice President                               1992
A. Clinton Allen              52            Director(6)                                  1993
Thomas A. Barron              44            Director                                     1983
Vincent D. Farrell, Jr.       49            Director(7)                                  1992
Herbert M. Friedman           64            Director(8)                                  1981
M. Leo Hart                   47            Director(9)                                  1991
James W. Kennedy              45            Director(10)                                 1981
Keith R. Lively               44            Director                               Oct., 1994
Lindsay Marx                  30            Director                               Feb., 1994
Louis Marx, Jr.               64            Director(11)                                 1990
Eric M. Reynolds              43            Director                               Mar., 1994
John Spencer                  66            Director(12)                                 1990
John V. Tunney                61            Director(13)                                 1992


---------------
(1)  Mr. Gilson is Chairman of Forschner's Executive Committee.

(2) Mr. Cunningham is a member of Forschner's Executive Committee, Management Committee and Special Products Committee.

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

        Louis Marx, Jr., Chairman of the Management Committee and a Director of Forschner, has been associated with the Company for over 20 years and has played the key role in helping to guide its affairs during that entire period. Through discussions with the Chief Executive Officer of Victorinox, he and Mr. Rawn were responsible for Forschner obtaining exclusive U.S. distribution rights for Victorinox products and later, together with Mr. Rawn and Mr. Kennedy, negotiated the expansion of Forschner's distribution rights to include Canada, Bermuda and the Caribbean and also obtained for the Company exclusive distribution rights to the Victorinox Watch. In a prior year he and Mr. Rawn played an important part in negotiating, on behalf of Forschner, the settlement of potentially expensive litigation, and more recently, Mr. Marx has played an active role in the Company's investment policy and, together with the Company's advisors, has successfully managed the Company's currency hedging program. Mr. Marx is Chairman of the Executive Committee and a director of Noel Group, Inc. ("Noel"), a publicly held company which conducts its principal operations through small and medium sized operating companies in which it holds controlling interests, a director and member of the Compensation Committee of Cyrk, Inc. ("Cyrk"), a distributer of products for promotional programs and custom-designed sports apparel and accessories, and Co-Chairman of the Board and a director of Tigera Group, Inc. ("Tigera"), an acquisition company. Mr. Marx has been a venture capital investor for more than thirty years. Mr. Marx, together with his close business associates, have been founders or substantial investors in such companies as Pan Ocean Oil Corporation, Donaldson, Lufkin & Jenrette, Bridger Petroleum Corporation Ltd., Questor Corporation, Environmental Testing and Certification Corporation, Garnet Resources Corporation, The Prospect Group, Inc. and Noel. Mr. Marx served as a director of The Prospect Group, Inc., a company which, prior to its adoption in 1990 of a Plan of Complete Liquidation and Dissolution, conducted its major operations through subsidiaries acquired in leveraged buyout transactions ("Prospect"), from February 1986, and as Chairman of Prospect's Asset Committee from October 1988, until January 1990. Mr. Marx serves as a trustee of the New York University Medical Center and Middlebury College and as Chairman of the Madison Avenue Fund for Children. Mr. Marx is also Co- Chairman and a director of Victory. He is President and a director of Victorinox-Swiss Army Knife Foundation, a non-profit corporation formed by Forschner for charitable purposes including the improvement of the welfare of underprivileged children. Mr. Marx is the father of Lindsay Marx, a Director of Forschner.

        Thomas D. Cunningham, Executive Vice President, Chief Financial Officer and a Director of Forschner, was appointed to those offices in March 1994. Prior to joining Forschner, Mr. Cunningham had been with JP Morgan & Co. Incorporated since 1973 where he was appointed a Vice President in 1979, Senior Vice President in 1987, Managing Director - Corporate Finance in 1988 and Managing Director - Corporate Banking Group in 1993. Mr. Cunningham is also a director of Emcor Group, Inc., a mechanical and electrical contractor.

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


                                             Annual Compensation                 Long-Term Compensation

                                                                                   Awards              Payouts

           (a)                (b)        (c)         (d)         (e)           (f)           (g)         (h)          (i)

                                                                Other
                                                               Annual      Restricted                              All Other
        Name and                                               Compen-        Stock       Options/      LTIP        Compen-
   Principal Position        Year      Salary       Bonus      sation         Award         SARS       Payouts      sation

J. Merrick Taggart           1995      33,654         -           -            -          100,000        -             -
President(1)                 1994        -            -           -            -             -           -             -
                             1993        -            -           -            -             -           -             -

James W. Kennedy             1995     240,000      300,000        -            -           25,000        -           6,941(3)
Co-Chairman and              1994     250,000      125,000        -            -           50,000        -          13,523(4)
Chief                        1993     226,065       75,000        -            -           25,000        -          12,681(5)
Executive Officer(2)

M. Leo Hart                  1995     210,000       75,000        -            -           25,000        -           1,432(7)
Co-Chairman and              1994     220,000      125,000        -            -           25,000        -           2,332(8)
Chief                        1993     211,115       75,000        -            -           50,000        -           2,111(9)
Executive Officer(6)

Thomas D. Cunningham         1995     210,000       10,000        -            -           25,000        -           4,400(10)
Executive Vice President     1994     174,308      100,000        -            -           50,000        -           2,846(11)
and Chief Financial          1993        -            -           -            -             -           -             -
Officer

Stanley G. Mortimer III      1995     210,000        5,000        -            -           25,000        -           8,584(12)
Executive Vice President     1994     220,000      100,000        -            -             -           -          12,845(13)
                             1993     210,961       75,000        -            -           25,000        -          11,155(14)

Harry R. Thompson            1995     200,000       15,000        -            -           25,000        -           2,195(15)
Managing Director            1994        -            -           -            -             -           -             -
                             1993        -            -           -            -             -           -             -

Leslie H. Green              1995     175,000       10,000        -            -           10,000        -           3,796(16)
Vice President               1994     175,000       45,000        -            -             -           -           3,705(17)
                             1993     170,000       40,000        -            -           10,000        -           3,531(18)




---------------
     (1) Mr. Taggart was elected President on December 13, 1995.

      (2)Mr. Kennedy resigned as Co-Chairman and Co-Chief Executive Officer on December 13, 1995.

      (3)Consists of $4,620 contributed by the Company to Mr. Kennedy's account under the Company's 401K savings plan and $2,321 in benefit to Mr. Kennedy of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Kennedy.

      (4)Consists of $4,620 contributed by the Company to Mr. Kennedy's account under the Company's 401K savings plan and $8,903 in benefit to Mr. Kennedy of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Kennedy.

      (5)Consists of $4,497 contributed by the Company to Mr. Kennedy's account under the Company's 401K savings plan and $8,184 in benefit to Mr. Kennedy of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Kennedy.

      (6)Mr. Hart resigned as Co-Chairman and Co-Chief Executive Officer on December 13, 1995.

      (7)Consists of $1,432 in benefit to Mr. Hart of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit Mr. Hart.

      (8)Consists of $2,332 in benefit to Mr. Hart of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Hart.

      (9)Consists of $2,111 in benefit to Mr. Hart of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Hart.

      (10)Consists of $4,400 contributed by the Company to Mr. Cunningham's account under the Company's 401K savings plan.

      (11)Consists of $2,846 contributed by the Company to Mr. Cunningham's account under the Company's 401K savings plan.

      (12)Consists of $4,300 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $4,284 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

      (13)Consists of $4,620 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $8,225 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

      (14)Consists of $4,497 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $6,658 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

      (15)Consists of $2,195 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plans.

      (16)Consists of $3,796 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

      (17)Consists of $3,705 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

      (18)Consists of $3,531 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.


                        Option Grants in Last Fiscal Year

        The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information regarding individual grants of options made in the last fiscal year, and their potential realizable values.



                                                                                          Potential Realizable
                                                                                          Value at Assumed
                                                                                          Annual Rates of Stock
                                                                                          Price Appreciation for
                                    Individual Grants                                     Option Term
---------------------------------------------------------------------------------------   ----------------------
           (a)                   (b)            (c)                  (d)        (e)           (f)           (g)

                                         % of Total
                                         Options Granted     Exercise or
                              Option     to Employees in      Base Price     Expiration
Name                         Granted     Fiscal Year(1)        ($/Sh)          Date         5% ($)        10% ($)
----                         -------     ------------------    -------         -----        -------       -------
J. Merrick Taggart           100,000(2)        10.9%              $12.50      12/13/05     $786,118     $1,992,178

James W. Kennedy              25,000           2.7%              $12.875      1/26/05      $202,425       $512,986

M. Leo Hart                   25,000           2.7%              $12.875      1/26/05      $202,425       $512,986

Thomas D. Cunningham          25,000           2.7%              $12.875      1/26/05      $202,425       $512,986

Stanley G. Mortimer III       25,000           2.7%              $12.875      1/26/05      $202,425       $512,986

Harry R. Thompson             25,000           2.7%              $12.875      2/16/05      $202,425       $512,986

Leslie H. Green               10,000           1.1%              $12.875      1/26/05       $80,970       $205,194

-----------------
(1) Based on 812,000 options granted plus 100,000 warrants.

(2) Consists of warrants to purchase Common Stock.

                    Option Exercises and Year-End Value Table

        The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the executive officers named in the Summary Compensation Table.


                 Aggregated Option Exercises in Last Fiscal Year, and FY-End Option/SAR Value
------------------------------------------------------------------------------------------------------------
           (a)                     (b)                  (c)                   (d)                   (e)

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

        In 1995, Louis Marx, Jr. and Stanley R. Rawn, Jr. were granted options under the Company's 1994 Stock Option Plan to purchase 150,000 and 100,000 shares, respectively, of the Company's Common Stock at a price of $12.875 per share, the market price of the Company's Common Stock when such options were issued. On December 13, 1995 the options to purchase up to 150,000 shares granted to Mr. Marx were voluntarily returned to the Company by Mr. Marx to permit their cancellation in order that sufficient options be available for issuance to Mr. Gilson due to Mr. Marx's belief that such issuance would be in the interests of the Company's stockholders. Mr. Marx received no compensation for the return and cancellation of the options. Also on December 13, 1995, options to purchase 150,000 shares of Common Stock under the 1994 Stock Option Plan were granted to Mr. Peter W. Gilson at an exercise price of $12.50, the market price of such shares on the date of grant.

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

               Participants will receive reduced benefits on a life annuity basis with continuation of benefits to their spouses after death unless an optional form of benefit is selected. Preretirement death benefit coverage is also provided. A participant is 100% vested in his accrued benefits, as defined in the Pension Trust, upon such accrual. The Years of Credited Service as of December 31, 1995 of each of the individuals named in the Cash Compensation table herein are as follows:

                             J. Merrick Taggart................. 0 years
                             James W. Kennedy...................20 years
                             M. Leo Hart........................ 4 years
                             Thomas D. Cunningham............... 2 years
                             Stanley G. Mortimer III............11 years
                             Harry R. Thompson.................. 0 years
                             Leslie H. Green.................... 5 years


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

                  PENSION BENEFITS FOR 1995 RETIREES AT AGE 65

                                                  Years of Service
                    ----------------------------------------------------------------------
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

                                                 Number of
Name of Beneficial Owner                          Shares                       Percent owned(1)
------------------------                          ------                       ----------------
Louis Marx, Jr.
667 Madison Avenue
New York, NY  10021                          3,022,222(2)                           34.8%

Brae Group, Inc.
15710 John F. Kennedy Blvd.
Houston, TX  77032                           2,998,200(3)                           34.5%

Victorinox A.G.
CH-6438
Ibach-Schwyz
Switzerland                                    854,200                              10.4%

Tweedy, Browne Company L.P.
52 Vanderbilt Avenue
New York, New York 10017                       589,150(4)                            7.2%

David L. Babson & Co., Inc.
One Memorial Drive
Cambridge, MA 02142                            501,000(5)                            6.1%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue
Santa Monica, CA 90401                         414,688(6)                            5.07%

Smith Barney Holdings, Inc.
Travelers Group, Inc.
388 Greenwood Street
New York, NY 10013                             412,000(7)                            5.03%

--------------
      (1)Based on 8,186,610 shares of Common Stock outstanding, not including 614,108 shares held as Treasury stock. Treated as outstanding for the purposes of computing percentage ownership of each holder are shares issuable to such holder upon exercise of Options and Warrants.

      (2)Consists of 19,730 shares held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,498,200 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

      (3)Includes 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

      (4)According to a Schedule 13D filed February 29, 1996, consists of shares
held  in  the  accounts  of  customers  of  Tweedy,  Browne  Company,   L.P.,  a
broker-dealer.

      (5)According to a Schedule 13G dated February 12, 1996, consists of shares which David L. Babson & Co., Inc. beneficially owns by virtue of serving as investment advisor.

      (6)According to a Schedule 13G dated February 7, 1996, consists of shares as to which Dimensional Fund Advisor shares power of disposition by virtue of serving as investment advisor to its clients.

      (7)According to a Schedule 13G dated February 1, 1996, consists of shares held by Smith Barney Holdings, Inc., a wholly owned subsidiary of Travelers Group, Inc.

        The following table sets forth certain information concerning the beneficial ownership of Common Stock on March __, 1996 by each director, each officer named in the Summary Compensation Table herein and by all directors and officers of Forschner as a group.


                                          Number of
   Name                                    Shares        Percent of Class(1)
   ----                                    ------        -------------------
J. Merrick Taggart                         25,000(2)             *
Thomas D. Cunningham                       37,500(3)             *
Stanley G. Mortimer III                    32,262(4)             *
Harry R. Thompson                          22,500(5)             *
Leslie H. Green                            22,500(6)             *
A. Clinton Allen                           35,000(7)             *
Thomas A. Barron                           60,000(8)             *
Vincent D. Farrell, Jr.                    35,000(9)             *
Herbert M. Friedman                        15,368(10)            *
Peter W. Gilson                            37,500(11)            *
M. Leo Hart                               100,000(12)           1.2%
James W. Kennedy                           75,429(13)            *
Keith R. Lively                               -0-                *
Lindsay Marx                               25,000(14)            *
Louis Marx, Jr.                         3,022,222(15)          34.8%
Stanley R. Rawn, Jr.                      142,711(16)           1.7%
Eric M. Reynolds                           26,000(17)            *
John Spencer                                1,000                *
John V. Tunney                                -0-                *
All officers and directors              3,802,304(18)          40.7%
  as a group (23 persons)

--------------
*Less than 1% of the Class.

      (1)Based on 8,186,610 shares of Common Stock outstanding, not including 614,108 shares held as Treasury Stock. Treated as outstanding for the purpose of computing the percentage ownership of each director and of all directors and officers as a group are shares issuable to such individuals upon exercise of options.

      (2)Consists of 25,000 shares of Common Stock issuable upon exercise of warrants held by Mr. Taggart.

      (3)Consists of 37,500 shares of Common Stock issuable upon exercise of Options held by Mr. Cunningham.

      (4)Includes 31,250 shares of Common Stock issuable upon exercise of Options held by Mr. Mortimer.

      (5)Consists of 22,500 shares of Common Stock issuable upon exercise of Options held by Mr. Thompson.

      (6)Consists of 22,500 shares of Common Stock issuable upon exercise of Options held by Ms. Green.

      (7)Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Allen.

      (8)Includes 25,000 shares of Common Stock issuable upon exercise of Options held by Mr. Barron.

      (9)Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Farrell. Excludes shares beneficially owned by Spears, Benzak, a general partnership in which Mr. Farrell has a 22% interest.

      (10)Includes 12,500 shares of Common Stock issuable upon exercise of Options held by Mr. Friedman.

      (11)Consists of 37,500 shares of Common Stock issuable upon exercise of Options held by Mr. Gilson.

      (12)Consists of 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Hart.

      (13)Includes 56,250 shares of Common Stock issuable upon exercise of Options held by Mr. Kennedy.

      (14)Consists of 25,000 shares of Common Stock issuable upon exercise of Options held by Ms. Marx.

      (15)Consists of 19,730 shares of Common Stock held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,498,200 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon exercise of options held by Brae Group, Inc.

      (16)Includes 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Rawn.

      (17)Includes 25,000 shares of Common Stock issuable upon exercise of Options held by Mr. Reynolds.

      (18)Includes 1,128,750 shares of Common Stock issuable to directors and officers upon exercise of Options and 25,000 shares of Common Stock issuable upon exercise of warrants.

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

(22)     Not Applicable.

(23)     Consents of experts and counsel:  Consent of Arthur Andersen LLP.                         23

(27)     Not Applicable.

(28)     Not Applicable.

(99)     Not Applicable.


--------------
*        Incorporated by reference

         No Current Reports on Form 8-K were filed during the fiscal quarter ending December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SWISS ARMY BRANDS, INC.
                              (Registrant)


                              By /s/ Thomas M. Lupinski
                                 -----------------------------------------------
                                 Thomas M. Lupinski
                                 Senior Vice President, Chief Financial Officer, Secretary and Treasurer




Date:  January 22, 1997

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

Stamford, Connecticut
  February 5, 1996

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            December 31,
                                                       1995             1994
                                                    ------------    ------------
Current assets
   Cash and short-term investments                  $    608,757    $ 18,019,797

   Accounts receivable, less
    allowance for doubtful accounts
    of $975,000 and $755,000, respectively            31,970,449      29,606,328
   Inventories                                        36,733,146      26,932,105
   Deferred income tax benefits                        2,395,858       2,467,440
   Prepaid and other                                   2,647,121       1,615,273
                                                    ------------    ------------
      Total current assets                            74,355,331      78,640,943
                                                    ------------    ------------

Deferred income tax benefits                             771,371          56,634

Property, plant and equipment, net                     4,105,865       4,227,658

Investments in preferred stock, at cost                7,002,990       7,002,990

Investments in common stock and note                   2,591,415       4,463,080
   receivable of unconsolidated affiliates
Foreign distribution rights, net of
   accumulated amortization of $1,843,812
   and $1,165,129, respectively                        4,900,396       5,579,079

Other assets, net of accumulated
   amortization of $3,166,339 and
   $2,159,756, respectively                            7,502,884       5,737,337
                                                    ------------    ------------

Total assets                                        $101,230,252    $105,707,721
                                                    ============    ============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,
                                                     1995             1994
                                                 ------------     -------------
Current liabilities

   Accounts payable                              $   6,479,200    $  14,057,507
   Accrued liabilities                               8,697,994        8,651,738
   Income taxes payable                              1,114,389        1,223,193
                                                 -------------    -------------
     Total current liabilities                      16,291,583       23,932,438
                                                 -------------    -------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -
      2,000,000; no shares issued                         --               --
   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued -
      8,800,718 and 8,796,968, respectively            880,072          879,697
   Additional paid-in capital                       45,897,740       45,866,814
   Foreign currency translation adjustment              (9,216)         (28,085)
   Retained earnings                                43,283,540       40,170,324
                                                 -------------    -------------
                                                    90,052,136       86,888,750
   Less-cost of common stock in
      treasury; 614,108 shares                      (5,113,467)      (5,113,467)
                                                 -------------    -------------

Total stockholders' equity                          84,938,669       81,775,283
                                                 -------------    -------------

Total liabilities and stockholders' equity       $ 101,230,252    $ 105,707,721
                                                 =============    =============




The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                        ----------------------------------------------
                                                            1995            1994              1993
                                                        ------------    -------------    -------------

Net sales                                              $ 126,694,786    $ 144,437,320    $ 102,543,224

Cost of sales                                             82,430,435       88,633,762       60,516,258
                                                       -------------    -------------    -------------

Gross profit                                              44,264,351       55,803,558       42,026,966

Selling, general and administrative
   expenses before special charitable
   contribution                                           40,265,716       38,792,909       30,753,401

Special charitable contribution                                 --          1,500,000             --
                                                       -------------    -------------    -------------
Total selling, general and
   administrative expenses                                40,265,716       40,292,909       30,753,401
                                                       -------------    -------------    -------------
Operating income                                           3,998,635       15,510,649       11,273,565

Interest expense                                            (216,937)         (27,674)         (25,180)

Interest income                                              556,631          391,387          176,960

Gain on sale of investments                                1,771,456           36,720             --

Equity interest in unconsolidated affiliates                (548,200)            --               --

Other income (expense), net                                   74,276           81,543           99,873
                                                       -------------    -------------    -------------

Total interest and other income, net                       1,637,226          481,976          251,653
                                                       -------------    -------------    -------------
Income before income taxes
   and cumulative effect of
   accounting change                                       5,635,861       15,992,625       11,525,218

Income tax provision                                       2,522,645        6,632,895        4,221,320
                                                       -------------    -------------    -------------

Income before cumulative effect
   of accounting change                                    3,113,216        9,359,730        7,303,898
Cumulative effect of accounting
   change for income taxes                                      --               --            220,000
                                                       -------------    -------------    -------------
Net income                                                $3,113,216       $9,359,730       $7,523,898
                                                       =============    =============    =============

Earnings per share:
   Income per share before cumulative
      effect of accounting change                              $0.38            $1.16            $1.04
   Cumulative effect per share of
      accounting change for income taxes                        --               --               0.03
                                                       -------------    -------------    -------------
   Net income                                                  $0.38            $1.16            $1.07
                                                       =============    =============    =============

Weighted average number of
   shares outstanding                                      8,235,849        8,061,846        7,053,107
                                                       =============    =============    =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                     Common Stock                               Foreign
                                    Par Value  $.10          Additional         Currency
                                 -----------------------      Paid-In          Translation      Retained         Treasury
                                 Shares          Amount       Capital          Adjustment       Earnings          Stock
                               ---------------------------   ----------        ----------       --------         --------

BALANCE

December 31, 1992               7,110,951        $711,095     $24,620,407         ($2,082)     $23,286,696     ($5,577,758)
Net income                           --              --              --              --          7,523,898            --
Stock options exercised           492,194          49,220       5,272,993            --               --              --
Issuance of common stock
   from treasury                     --              --           125,975            --               --           158,400
Issuance of common stock           45,823           4,582         751,497            --               --              --
Issuance of warrant for
   Distribution Rights               --              --         3,750,000            --               --              --
Foreign currency
   translation adjustment            --              --              --            (4,747)            --              --
Purchase of 3,297 shares
   of common stock                   --              --              --              --               --           (52,752)
                              -----------     -----------     -----------     -----------      -----------     -----------
BALANCE
December 31, 1993               7,648,968        $764,897     $34,520,872         ($6,829)     $30,810,594     ($5,472,110)
Net income                           --              --              --              --          9,359,730            --
Stock options and warrant
  exercised                     1,111,000         111,100      10,467,657            --               --              --
Stock grant                        37,000           3,700         486,925
Issuance of common stock
   from treasury                     --              --           391,360            --               --           358,643
Foreign currency
   translation adjustment            --              --              --           (21,256)            --              --
                              -----------     -----------     -----------     -----------      -----------     -----------


BALANCE

December 31, 1994               8,796,968        $879,697     $45,866,814        ($28,085)     $40,170,324     ($5,113,467)
                              ===========     ===========     ===========     ===========      ===========     ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (Continued)

                                      Common Stock                                Foreign
                                     Par Value  $.10         Additional           Currency
                                -------------------------      Paid-In           Translation     Retained        Treasury
                                 Shares          Amount        Capital           Adjustment      Earnings         Stock
                                -------------------------    ------------       ------------     ---------       --------
BALANCE

December 31, 1994               8,796,968        $879,697     $45,866,814        ($28,085)     $40,170,324     ($5,113,467)
Net income                           --              --              --              --          3,113,216            --
Stock options exercised             3,750             375          30,926            --               --              --
Foreign currency
   translation adjustment            --              --              --            18,869             --              --
                              -----------     -----------     -----------     -----------      -----------     -----------


BALANCE
December 31, 1995               8,800,718        $880,072     $45,897,740         ($9,216)     $43,283,540     ($5,113,467)
                              ===========     ===========     ===========     ===========      ===========     ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                  -----------------------------------------
                                                                  1995              1994              1993
                                                               ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                                  $  3,113,216      $  9,359,730      $  7,523,898
   Adjustments to reconcile net income to cash
   provided from (used for) operating activities:
      Cumulative effect of accounting change                           --                --            (220,000)
      Depreciation and amortization                               3,249,376         3,207,294         2,524,742
      Deferred income taxes                                        (643,155)       (1,644,567)           94,423
      Treasury shares contributed to charitable foundation             --             750,003              --
      Stock award                                                      --             303,125              --
      Equity interest in unconsolidated affiliates                  548,200              --                --
      (Gain) loss on sales of property, plant & equipment             8,788            (9,030)             --
      (Gain) on sale of investments                              (1,771,456)          (36,720)             --
                                                               ------------      ------------      ------------
                                                                  4,504,969        11,929,835         9,923,063
Changes in other current assets and liabilities:
   Accounts receivable                                           (2,329,783)       (6,105,787)       (6,911,964)
   Inventories                                                   (9,741,351)       (6,281,294)       (2,476,354)
   Prepaid and other                                             (1,144,356)        3,020,220        (3,311,157)
   Accounts payable                                              (7,580,883)        2,765,024         6,383,575
   Accrued liabilities                                               44,598         2,702,523           893,834
   Income taxes payable                                            (108,804)          823,193             4,585
                                                               ------------      ------------      ------------
      Net cash provided from (used for)
         operating activities                                   (16,355,610)        8,853,714         4,505,582
                                                               ------------      ------------      ------------
Cash flows from investing activities:
   Capital expenditures                                          (1,430,352)       (1,676,477)       (2,769,013)
   Proceeds from sales of property, plant & equipment                21,500            22,412             4,200
   Disposition of property, plant & equipment                          --                --           1,213,538
   Additions to other assets                                     (2,814,301)       (2,205,205)       (2,204,800)
   Investments in preferred stock                                      --          (6,250,000)       (2,016,500)
   Investments in common stock                                   (3,709,546)             --          (2,784,260)
   Proceeds from note receivable                                       --             186,120            43,509
   Proceeds from sale of investments                              6,822,282           377,490              --
                                                               ------------      ------------      ------------
        Net cash (used for) investing activities                 (1,110,417)       (9,545,660)       (8,513,326)
                                                               ------------      ------------      ------------
Cash flows from financing activities:
   Payments to acquire treasury stock                                  --                --             (52,752)
   Proceeds from exercise of stock options and warrant               31,301        10,766,257         5,322,213
                                                               ------------      ------------      ------------
      Net cash provided from financing activities                    31,301        10,766,257         5,269,461
                                                               ------------      ------------      ------------
   Effect of exchange rate changes on cash                           23,686           109,638           (42,012)
Net increase (decrease) in cash and short-term
   investments                                                  (17,411,040)       10,183,949         1,219,705
   Cash and short-term investments, beginning of period          18,019,797         7,835,848         6,616,143
                                                               ------------      ------------      ------------
   Cash and short-term investments, end of period              $    608,757      $ 18,019,797      $  7,835,848
                                                               ============      ============      ============
Cash paid during the period:
   Interest                                                    $    251,637      $     27,674      $     25,180
                                                               ============      ============      ============
   Income taxes                                                $  3,428,792      $  6,883,242      $  3,068,910
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

              Property, plant and equipment
                  Property, plant and equipment are stated at cost. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment are comprised of the following:

                                                          December 31,
                                                    1995              1994
                                                 -----------      -----------
                  Leasehold improvements         $   818,446      $   658,842
                  Equipment                        6,199,914        5,189,298
                  Furniture & fixtures             1,473,188        1,256,462
                                                  ----------       ---------
                                                   8,491,548        7,104,602
                  Accumulated depreciation        (4,385,683)      (2,876,944)
                                                 -----------      -----------
                                                  $4,105,865       $4,227,658
                                                 ===========      ===========

                  Depreciation is computed principally by use of the straight-line method based on the following estimated useful lives:

                                                            Years
                                                            ------
                           Equipment                       3 to 10
                           Furniture and fixtures          7 to 10

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

              Foreign distribution rights with Victorinox are comprised of the following:

                                                      Cost at December 31,        Amortization
                                                      1995            1994          Period
                                                   ----------      ----------     ------------
               Canadian distribution
                  rights (A)                       $3,483,064       $3,483,064        10 years
               Caribbean & Victorinox Watch
                  distribution rights (B)           3,261,144        3,261,144        10 years
                                                  ------------    ------------
                                                    6,744,208        6,744,208
               Accumulated amortization            (1,843,812)      (1,165,129)
                                                  ------------    ------------
                                                   $4,900,396       $5,579,079
                                                   ===========    ============

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

(5)      INVESTMENTS
              Investments consist of the following as of December 31, 1995 and 1994:

                                                                    Carrying                                   Fair
                                                                      Value               Cost                 Value
                                                                  ------------         -----------          ------------
     December 31, 1995:
               Preferred stock of Victory
                  Capital LLC (A)                                  $ 7,002,990         $ 7,002,990
                                                                   -----------         -----------
                  Total investment at cost                         $ 7,002,990         $ 7,002,990
                                                                   ===========         ===========
               Common stock of SweetWater,
                  Inc. (C)                                         $ 1,791,415         $ 3,430,157           $2,907,640
               Common stock and note receivable
                  of affiliated entity (D)                             800,000             800,000
                                                                   -----------         -----------
               Total investments in common stock
                  and note receivable of unconsolidated
                  affiliates                                       $ 2,591,415         $ 4,230,157           $2,907,640
                                                                   ===========         ===========           ==========
     December 31, 1994:
               Preferred stock of Victory
                  Capital LLC (A)                                   $7,002,990          $7,002,990
                                                                   -----------         -----------
                  Total investment at cost                          $7,002,990          $7,002,990
                                                                   ===========         ===========
               Common stock of Simmons
                   Outdoor Corporation (B)                          $2,784,260          $2,784,260           $2,750,000
               Common stock of SweetWater,
                   Inc. (C)                                          1,678,820           1,678,820            2,371,750
                                                                   -----------         -----------           ----------
               Total investments in common stock of
                  unconsolidated affiliates                         $4,463,080          $4,463,080           $5,121,750
                                                                   ===========         ===========           ==========

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

(6)      OTHER ASSETS

              Other assets in the accompanying consolidated balance sheets consists of the following at December 31, 1995 and 1994:

                                                                   December 31,              Amortization
                                                              1995                 1994          Period
                                                          ----------           ----------     -----------
                Goodwill (A)                              $1,179,189            $1,179,189        10 years

                Deferred employment
                     agreement (B)                         1,204,832             1,204,832        4-5 years

                Other                                      2,429,445             1,844,619        1-3 years
                                                          -----------          -----------
                                                           4,813,466             4,228,640

                Accumulated amortization                  (3,166,339)           (2,159,756)
                                                          -----------          -----------
                                                           1,647,127             2,068,884
                 Cash surrender value of
                     life insurance (See Note 12)          5,855,757             3,668,453
                                                          -----------           ----------
                                                          $7,502,884            $5,737,337
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

(7)      ACCRUED LIABILITIES

              The components of accrued liabilities were as follows as of December 31, 1995 and 1994:

                                                       1995            1994
                                                    ---------       -----------
                Sales, marketing and promotional   $3,318,970       $4,166,437
                Payroll related                     1,623,641          940,328
                Pension                               628,303          453,800
                Other                               3,127,080        3,091,173
                                                   ----------       ----------
                                                   $8,697,994       $8,651,738
                                                   ==========       ==========
                                      F-16

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

(9)      INCOME TAXES
              The income tax provision for the years ended December 31, 1995, 1994 and 1993, consists of the following:

                                                 Year Ended December 31,
                                               1995             1994           1993
                                              ------           ------         ------
               Current
                  Federal                   $2,657,745       $7,188,549       $3,926,020
                  State                        508,055        1,088,913          250,748
                                          -------------      -----------     -----------
                     Total current           3,165,800        8,277,462        4,176,768
               Deferred
                   Federal                   (492,108)       (1,258,334)          34,933
                   State                     (151,047)         (386,233)           9,619
                                         --------------     ------------   -------------
                      Total deferred         (643,155)       (1,644,567)          44,552
                                         --------------      -----------    ------------
                Provision for income
                    taxes                   $2,522,645       $6,632,895       $4,221,320
                                            ===========      ===========      ==========

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

              The cumulative amount of each temporary difference that comprises the net deferred tax benefit is as follows:

                                                                                    December 31,
                                                                            1995                    1994
                                                                       -------------          -------------
                Depreciation                                           $   (150,750)          $   (158,399)
                Deferred compensation                                       (63,167)              (157,844)
                LIFO-related reserves currently not
                     deductible                                              215,684               193,324
                Other reserves currently not
                     deductible                                            2,272,042              2,341,134
                Equity interest in unconsolidated affiliates                 651,195                      -
                Other                                                        242,225                305,859
                                                                       -------------          -------------
                                                                       $   3,167,229          $   2,524,074
                                                                       =============          =============

              The effective income tax rate differed from federal statutory rates for the following reasons:

                                                                 Year Ended December 31,
                                                           -------------------------------------
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

              The net periodic pension cost of Forschner's pension plan in 1995, 1994 and 1993 includes the following components:

                                                                          1995            1994             1993
                                                                       ----------      ---------         --------
               Service cost - benefits
                    earned during the period                             $256,331        $196,795         $169,201
               Interest cost on projected
                    benefit obligation                                    159,618         123,590          117,948
               Return on assets                                         (110,233)        (94,726)         (92,666)
               Amortization of net
                    transition asset                                     (14,188)        (14,188)         (14,188)
               Amortization of unrecognized

                    prior service cost                                   (13,529)        (13,818)         (13,818)
               Amortization of net loss                                   46,021          19,939           18,926
                                                                       ----------      ----------       ---------
               Net periodic pension cost                                $324,020        $217,592         $185,403
                                                                        =========       =========        ========

              The funded status of Forschner's defined benefit plan at December 31, 1995 and 1994 follows:



                                                           1995             1994
                                                        -----------      -----------
                Actuarial present value of:
                     Vested benefit obligation           $1,903,390       $1,157,457
                                                        ===========      ===========
                     Accumulated benefit obligation      $1,903,390       $1,157,457
                                                        ===========      ===========
                Projected benefit obligation             $2,694,164       $2,038,054
                Market value of plan assets               1,565,095        1,299,223
                                                        -----------      -----------
                Plan assets less than projected
                     benefit obligation                  (1,129,069)        (738,831)
                Unrecognized net loss                       896,032          697,443
                Unrecognized prior service cost            (281,768)        (295,297)
                Unrecognized net transition asset           (99,322)        (113,510)
                                                        -----------      -----------
                Accrued pension cost                      ($614,127)       ($450,195)
                                                        ===========      ===========

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

              The following table summarizes stock option plan and warrant activity for the three years ended December 31, 1995:

                                                        Number
                                                       of Shares        Option Price
                                                       ---------     ---------------
                Outstanding at December 31, 1992        726,727      $ 3.32 - $14.00
                Granted                                 435,000      $14.38 - $17.50
                Exercised                              (492,194)     $ 5.25 - $11.50
                                                      ----------
                Outstanding at December 31, 1993        669,533      $ 3.32 - $17.50
                Granted                               1,325,000      $10.75 - $15.25
                Exercised                              (111,000)     $ 5.25 - $11.50
                Canceled                               (535,000)     $14.50 - $17.50
                                                      ----------

                Outstanding at December 31, 1994      1,348,533      $ 3.32 - $17.50
                Granted (A) (B) (C) (D)                 912,000      $11.75 - $12.88
                Exercised                                (3,750)               $6.50
                Canceled (B) (D)                       (248,658)     $ 3.32 - $17.50
                                                      ----------

                Outstanding at December 31, 1995      2,008,125      $ 5.25 - $14.50
                                                      ==========

                Exercisable at December 31, 1995      1,289,250

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

              The Company entered into an employment agreement dated as of January 2, 1996 with a director of the Company who, until December 13, 1995, was Co-Chairman of the Board and Chief Executive Officer of the Company. The agreement provides that the former Co-Chairman shall be employed in an executive capacity with the Company and shall be available to consult with and advise the Company on such matters as might be requested by senior management of the Company for at least eighty-five hours per month on issues dealing with the maintenance of corporate trademarks, corporate legal matters, and strategic support relative to strategic relations with Victorinox Cutlery Company, the Company's key supplier.

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

              In 1994, in a case originally brought by Forschner against Arrow Trading Co., Inc. ("Arrow") in September 1992 in the District Court for the Southern District of New York, the U.S. Court of Appeals for the Second Circuit reversed a judgment originally issued in the Company's favor and held that the use of "Swiss Army" on Chinese-made knives could not be enjoined on grounds of geographic misdescriptiveness. On remand, the District Court ruled that Arrow had violated Section 43(a) of the Lanham Act and New York common law in connection with its sale of Chinese-made multi-bladed pocketknives which Arrow called "Swiss Army Knives". The court found that Forschner had proved its contention that Arrow engaged in unfair competition and held that "Arrow, although free to use the phrase 'Swiss Army Knife' to designate its product, must amply distinguish it from the Forschner product." The court is considering the scope of an order determining how Arrow must differentiate its product. The Company intends to utilize all reasonable means to safeguard the public from being misled by inferior imitation products. The Company is unable to predict at this time what impact, if any, the outcome of this litigation will have on the Company's operations.

              In addition, the Company is involved in certain legal matters relating to trademark, patent, and other general business matters. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

(13)     QUARTERLY FINANCIAL DATA (Unaudited)

                                                                            Quarter Ended
                                                  -----------------------------------------------------------
                                                  March 31          June 30      September 30     December 31
                                                  -----------     -----------    ------------     -----------
1995
----
Net sales                                         $29,369,721     $25,925,259     $30,186,155     $41,213,651
Gross profit                                       10,700,594       8,715,449      10,466,106      14,382,202
Income before income tax
   provision                                        2,194,832         538,773         540,331       2,361,925
Net income                                          1,270,782         218,183         196,290       1,427,961
Net income per share                                    $0.15           $0.03           $0.02           $0.18

1994
----
Net sales                                         $27,049,038     $39,935,320     $37,264,291     $40,188,671
Gross profit                                       10,772,990      13,375,373      15,212,347      16,442,848
Income before income tax
   provision                                        2,658,072       2,383,669       5,927,326       5,023,558
Net income                                          1,539,024       1,380,144       3,431,922       3,008,640
Net income per share                                    $0.21           $0.17           $0.42           $0.37



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

                   THE FORSCHNER GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                     Column A          Column B       Column C       Column D      Column E

                                                      Additions
                                       Balance At     Charged to
                                       Beginning      Costs and                    Balance At
           Classification              of Year        Expenses       Deductions    End of Year
           --------------             -----------    ----------     ----------    -----------
Year Ended December 31, 1995:

   Allowance for Doubtful Accounts       $755,000       $220,000     $    --          $975,000
                                       ==========     ==========     =========      ==========

   Inventory Reserve                     $750,000       $168,000     $    --          $918,000
                                       ==========     ==========     =========      ==========

 Year Ended December 31, 1994:

   Allowance for Doubtful Accounts       $710,000        $45,000     $    --          $755,000
                                       ==========     ==========     =========      ==========

   Inventory Reserve                     $201,000       $549,000     $    --          $750,000
                                       ==========     ==========     =========      ==========

Year Ended December 31, 1993:

   Allowance for Doubtful Accounts     $1,087,000     $     --       ($377,000)       $710,000
                                       ==========     ==========     =========      ==========

   Inventory Reserve                     $440,000     $     --       ($239,000)       $201,000
                                       ==========     ==========     =========      ==========

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as ..................  'r'
The trademark symbol shall be expressed as .............................  'tm'