Form 10-K
period 1996-12-31
SWISS ARMY BRANDS INC
filed 1997-03-31
CIK 731947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:
                                           Name of each exchange on
          Title of each class                 which registered
                None                            Not applicable

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on March 17, 1997, was approximately $56,206,950. On such date, the closing price of registrant's common stock was $12.50 per share. Solely for purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's common stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

     The number of shares of Registrant's Common Stock, $.10 par value, outstanding on March 17, 1997, was 8,209,610 shares.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                     INDEX

PART I:        INFORMATION                                       Page No.

Item 1.        Business                                          3 - 8

Item 2.        Properties                                            9

Item 3.        Legal Proceedings                                     9

Item 4.        Submission of Matters to a Vote of Security
               Holders                                               9

PART II:

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                  10

Item 6.        Selected Financial Data                              11

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations   12 - 15

Item 8.        Financial Statements and Supplementary Data          16

Item 9.        Disagreements on Accounting and Financial
               Disclosure                                           16

PART III:

Item 10:       Directors and Executive Officers of the
               Registrant                                      17 - 22

Item 11:       Executive Compensation                          23 - 28

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                           28 - 31

Item 13.       Certain Relationships and Related Transactions  31 - 33


PART IV:       FINANCIAL INFORMATION

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K

                 Report of Independent Public Accountants          F-1

                 Consolidated Balance Sheets as of
                  December 31, 1996 and 1995.               F-2 to F-3

                 Consolidated Statements of Operations for the
                  Years Ended December 31, 1996, 1995
                  and 1994.                                        F-4

                 Consolidated Statements of Stockholders Equity
                  for the Years Ended December 31, 1996,
                  1995 and 1994.                                   F-5

                 Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1996, 1995
                  and 1994.                                        F-6

                 Notes to Consolidated Financial Statements F-7 to F-25

                 Schedule II                                       F-26

               Exhibits and Reports                                 43


                                     PART I

Item 1.    Business

     Swiss Army Brands, Inc. ("SABI" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox cutlery and Victorinox watches. SABI also markets its own line of Swiss Army Brand Watches and other high quality Swiss-made products under its Swiss Army Brand worldwide. The Company has been marketing Victorinox Original Swiss Army Knives and Victorinox cutlery for over fifty years and has been the exclusive United States distributor of such products since 1972, an arrangement that was formalized in 1983. SABI added Canada and the Caribbean (including Bermuda) to its exclusive territory for Victorinox Original Swiss Army Knives in 1992 and 1993, respectively. Victorinox Original Swiss Army Knives as well as watches and other Swiss Army Brand products are marketed primarily to retailers and also to corporate gift buyers as advertising specialty products. SABI's cutlery line, which also includes imported products from Germany, England and France, is sold primarily to the food processing and service industries.

     Sales of Victorinox Original Swiss Army Knives accounted for approximately 34% of SABI's 1996 sales while watches and other Swiss Army Brand products accounted for approximately 48%. Sales of professional and consumer cutlery accounted for approximately 18% of SABI's 1996 sales. Total SABI sales for the calendar years 1996, 1995 and 1994 were $130,030,000, $126,695,000 and
$144,437,000, respectively. Approximately 1%, 6% and 25% of the Company's net sales for each of the three years ended December 31, 1996, 1995 and 1994, respectively, were to Cyrk, Inc. ("Cyrk"), a Massachusetts- based company in the business of developing, manufacturing and distributing products for promotional programs. No other customer accounted for more than 10% of net sales during any year in the three year period ended December 31, 1996. Foreign operations accounted for 13% of the Company's net sales in 1996. See Note 14 to the Company's Financial Statements included herein for further information regarding the Company's foreign operations. At December 31, 1996 SABI had backlog orders of approximately $5,193,000, compared to backlog orders of $4,631,000 at December 31, 1995.

     In the second quarter of 1996, as part of an extensive analysis of the Company's operations, the Company recorded a special charge of approximately $7.4 million. The special charge consisted of a $4.5 million write-off of discontinued inventory and a $2.9 million write-off of obsolete displays, goodwill,non- strategic investments and other assets. In the fourth quarter of 1996, the Company completed its analysis and recorded an additional special charge of approximately $2.5 million. The special charge consisted of a $1.6 million write-down related to a non-strategic investment, a $0.4 million write-off of discontinued inventory and a $0.5 million write-off of obsolete displays and other assets. See further discussion in Management's Discussions and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included herein.

     The Company was incorporated on December 12, 1974 as a successor to a New York corporation. SABI's principal executive offices are located at One Research Drive, Shelton, Connecticut 06484 and its telephone number is (203) 929-6391. As of December 31, 1996, SABI and its subsidiaries had 223 full- time employees, including 10 in Canada and 4 in Switzerland.


                 Swiss Army Knives and Swiss Army Brand Products

     SABI is the exclusive United States, Canadian and Caribbean distributor of Victorinox Original Swiss Army Knives and Victorinox Watches under agreements with SABI's principal supplier of pocket knives and cutlery, Victorinox Cutlery Company ("Victorinox"), a Swiss corporation and Europe's largest cutlery producer. SABI also sells watches and other high quality products under the Swiss Army Brand worldwide.

     Victorinox Original Swiss Army Knives are multiblade pocket knives containing implements capable of more functions than standard pocket knives. For example, SABI's most popular Swiss Army Knife model, the Classic, with a suggested retail price of $20, features a knife, scissors, nail file with screwdriver tip, toothpick and tweezers. SABI markets more than 40 different models of Victorinox Original Swiss Army Knives containing up to 30 different implements (with up to 40 separate features), ranging from a basic knife with a suggested retail price of $10 to the highest priced model at approximately $145 as well as a SwissChamp Deluxe SOS kit with a suggested retail price of $175. SABI also sells multi-function lock-back knives designed for the hunting and sporting goods market. In 1997, the Company added to its product line the SwissCard, a credit card shaped, ten function instrument, and will introduce the SwissTool, a multi-tool. The Company's line of Victorinox watches, which were recently redesigned, currently includes 15 models with suggested retail prices ranging from $75 to $150. The Company distributes its Victorinox Original Swiss Army Knives throughout the United States, Canada and the Caribbean through its direct sales force and independent sales representatives to over 3,800 wholesalers and retailers, including cutlery shops, department, specialty, jewelry and sporting goods stores, catalog showrooms, mass merchandisers and mail order houses. In Canada and the Caribbean, the Company distributes its Victorinox Original Swiss Army Knives principally through independent sales representatives. In addition, SABI sells Victorinox Original Swiss Army Knives through distributors to corporations and other organizations for promotional purposes, premium, employee gift award programs and corporate identity catalogs. SABI imprints these knives primarily at its own facilities with the customer's corporate name or logo.

     SABI's line of Swiss Army Brand products includes ten models of Swiss Army Brand Watches ranging from the Renegade, with a suggested retail price of $85 to the Chronograph with a stainless steel bracelet, with a suggested retail price of $495. Swiss Army Brand Watches are sold both through the direct sales force which markets Victorinox Original Swiss Army Knives and through a separate direct sales force selling to approximately 550 department, specialty and jewelry stores. In addition to its Swiss Army Brand Watches, SABI sells Swiss Army Brand Pens and Compasses. SABI currently obtains a majority of its Swiss Army Brand Watches from a single Swiss supplier, who is responsible for the final assembly of watch components manufactured by several manufacturers. The Company believes that alternate suppliers would be available if necessary and that the loss of its current supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

     In the first quarter of 1997, the Company added to its product line newly designed Swiss Army Brand Sunglasses. The Company's sunglass line will include forty-eight styles with suggested retail prices ranging $100 to $185.

     In 1997, SABI will add to its line of Swiss Army Brand Watches a small group of watches made of titanium, as well as several extensions of existing models. Also, in 1997, the Company added to its watch line a new line of watches marketed under the Allenby trademark.

     Sales of Swiss Army Knives and Swiss Army Brand products are seasonal with sales typically stronger during July through December.

     Although the Company is the largest United States seller of Swiss Army Knives, it faces competition from Precise Imports Corp. ("Precise"), the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A. ("Wenger"), the only company other than Victorinox supplying pocket knives to the Swiss armed forces. Precise imports a substantially smaller number of knives into the United States than does SABI. The Company also faces competition from the manufacturers and importers of other multiblade knives and multi-tools including importers which sell non Swiss-made pocket knives under the "Swiss Army Knife" name. SABI is unable to determine its competitive position with respect to the estimated seven major competitors in the general United States pocket knife market. SABI's direct competitors in the specialty advertising market are manufacturers of name brand products of similar price and quality. SABI has many competitors in the sale of watches and sunglasses at all price points. Many of these competitors have market shares and resources substantially greater than those of SABI.

     In 1992, in connection with the settlement of litigation with Precise, SABI granted Precise a perpetual worldwide royalty free license to use the trademark Swiss Army in connection with Swiss made non-knife goods, other than time pieces, sunglasses and compasses. Under this agreement, Precise acknowledges SABI's exclusive rights to the Swiss Army trademark for non-knife products including time pieces, compasses and sunglasses.

     The Company is the owner of United States and certain foreign trademark registrations for "Swiss Army", as applied to watches and sunglasses and has successfully defended this trademark in lawsuits in Federal courts. Although the Company's registrations have been challenged, on the basis of the advice of its trademark counsel, SABI expects to prevail in those proceedings. The Company is dedicated to a vigorous enforcement of these exclusive trademark rights.

     No U.S. trademark registrations have ever been issued for "Swiss Army" as applied to multi-bladed knives. In 1994, in a case originally brought by SABI against Arrow Trading Co., Inc. ("Arrow") in September 1992 in the District Court for the Southern District of New York, the U.S. Court of Appeals for the Second Circuit reversed a judgment originally issued in the Company's favor and held that the use of "Swiss Army" on Chinese made knives could not be enjoined on grounds of geographic misdescriptiveness. On remand, the District Court ruled that Arrow had violated Section 43(a) of the Lanham Act and New York common law in connection with its sale of Chinese-made multi-bladed pocketknives which Arrow called "Swiss Army Knives." The court found that SABI had proved its contention that Arrow engaged in unfair competition and held that Arrow, although free to use the phrase "Swiss Army Knife" to designate its product, must amply distinguish it from the SABI product and prohibited Arrow from selling any multi-function pocketknives as "Swiss Army Knives" unless the phrase "Swiss Army Knife" is immediately preceded or followed by Arrow's name in such a way as to clearly designate its origin and that the size of the type designating origin be no smaller or less prominent than the type used in the phrase "Swiss Army Knife.". The Company intends to utilize all reasonable means to safeguard the public from being misled by inferior imitation products.

     On January 17, 1995, Victorinox and Wenger confirmed and memorialized in writing the grant of separate trademark licenses of Swiss Army as applied to multifunction pocket knives to each of SABI and Precise. The license to the Company is royalty free and continues so long as SABI is a distributor of Victorinox. Victorinox and Wenger have filed with the U.S. Patent and Trademark Office a dual application for "Swiss Army" as applied to multibladed knives, which application has been opposed by various third parties.

     If the Company's efforts to protect its trademarks prove to be unsuccessful, the Company may incur increased competition from non-Swiss made knives and other products sold under the "Swiss Army" name. No assurances can be given that such competition from non-Swiss made products would not have a material adverse effect on the business and prospects of the Company.


                   The Swiss Confederation Trademark Agreement

     On December 18, 1996, the Swiss Military Department representing the Swiss Confederation ("Swiss Confederation") and SABI entered into a trademark agreement (the "Trademark Agreement") pursuant to which SABI was granted certain worldwide use and sublicensing rights in connection with trademarks containing the words "Swiss Army" registered by the Swiss Confederation in Switzerland (the "Swiss Confederation Trademarks"). The Swiss Confederation acknowledged SABI's exclusive right to use SABI's trademarks in the countries of their registration or application and agreed to assist SABI in enforcing SABI's rights with respect to its trademarks. In addition, the Swiss Confederation stated its intention to assist Victorinox, Wenger, SABI and Precise in safeguarding their rights with respect to "Swiss Army" as applied to knives and in preventing the use of "Swiss Army" with respect to multi-blade pocketknives, multi-tools and other products which are not Swiss products.

     The Trademark Agreement grants SABI the right to an exclusive royalty free license of the Swiss Confederation Trademarks as applied to watches and sunglasses in the United States, Canada and the Caribbean. SABI is also granted such rights with respect to certain designated products that either it or its licensees sell in commercial quantities in the United States, Canada and the Caribbean within designated time periods. In the event SABI or its licensees do not sell commercial quantities of product categories within the time periods set by the agreement, the Swiss Confederation shall have the right, subject to certain conditions, to license the Swiss Confederation Trademarks to a third party and, in such event, SABI shall be obligated to offer such third party a license of SABI's appropriate trademark.

     Outside of the United States, Canada and the Caribbean, the Trademark Agreement provides for the grant to SABI of the right to an exclusive license, subject to the existing legal rights of others, for watches and sunglasses at a royalty equal to 3% of net sales. In addition, SABI has the right to a license for certain designated products outside of the United States,Canada and the Caribbean, also at a royalty equal to 3% of net sales, to use the Swiss Confederation Trademarks provided that SABI commences the sale of commercial quantities of such products within time periods prescribed by the Trademark Agreement.

     The Trademark Agreement also provides that all products sold under the license must be of a quality at least equal in workmanship and materials to the products currently sold by SABI, Victorinox or Wenger and that in the event SABI discontinues sales of goods in commercial quantities in any category of goods for three consecutive years, the Swiss Confederation shall have the right to terminate the license as to that category after giving SABI notice and an opportunity to resume sales. Except for the foregoing limitation, the rights of SABI with respect to the use of the Swiss Confederation Trademarks under the Trademark Agreement are perpetual. It is anticipated that the right to utilize the Swiss Confederation Trademarks on certain products other than timepieces and sunglasses will be made available to Precise by SABI on terms yet to be discussed.


                        Professional and Consumer Cutlery

     The majority of SABI's professional cutlery products, made of stainless steel, are manufactured by Victorinox and by other manufacturers located in Germany, England and France. Although the majority of SABI's professional cutlery products are marketed under the trademarks "Forschner" and R.H. Forschner," the Company also has a private label business. SABI's customers for professional cutlery include distributors of hotel, restaurant, butcher, institutional, commercial fishing and slaughterhouse supplies and retail cutlery stores located throughout the United States and Canada. In addition, SABI markets the Victorinox line of floral knives to wholesale florists. Except for retail sales made by the Company's sales force, the majority of SABI's cutlery is sold through manufacturers' representatives and can be obtained from approximately 2,500 dealers.

     Professional cutlery imported from Switzerland and Germany is generally more expensive than domestic United States products. SABI believes that it has the largest market share of imported professional cutlery products sold in the United States and that its share of all professional cutlery, foreign and domestic, sold in this country is second to the dominant seller of such products. SABI believes that it has achieved and maintained its market share due to the quality of its products and its merchandising efforts. Sales of professional cutlery products are not seasonal.

     Until January 31, 1997, SABI's wholly owned subsidiary, Cuisine de France Limited, imported and distributed cutlery products for consumer use under the "Cuisine de France Sabatier" brand. Cuisine de France Limited held the U.S. trademark for "Cuisine de France" and had been granted the right by the holder of the U.S. trademark registration for "Sabatier" to use the name as applied to knives in the United States. Cuisine de France Limited distributed its consumer cutlery through sales representatives to retail cutlery stores and department stores. On January 31, 1997 Cuisine de France Limited entered into an agreement providing for the sale of substantially all of the assets of Cuisine de France Limited.

                              Victorinox Agreements

     All of SABI's products are manufactured by independent suppliers. SABI's principal supplier of pocket knives and cutlery is Victorinox, which has manufactured the Original Swiss Army Knife for the Swiss Army for more than 100 years. The loss of this supplier would have a material adverse effect on SABI's business. SABI, now Victorinox's largest single customer, has been distributing Victorinox's products since 1937. Distribution was on a non-exclusive basis for more than 45 years when, as a result of understandings reached on SABI's behalf by Mr. Louis Marx, Jr. and Mr. Stanley R. Rawn, Jr., both now SABI Directors, and Mr. Charles Elsener, Sr., Chief Executive Officer of Victorinox, SABI became Victorinox's exclusive United States distributor of Victorinox Original Swiss Army Knives under an agreement dated December 12, 1983 (as subsequently amended, the "U.S. Distribution Agreement"). In 1992 and 1993, Messrs. Marx and Rawn, together with Mr. James W. Kennedy, then Co-Chairman of the Company, held extensive conversations, principally in Switzerland, with Victorinox looking to expand the scope of SABI's exclusive territory. This resulted in SABI obtaining exclusive distributorship rights first in Canada, and then in Bermuda and the Caribbean areas, as well as SABI's receipt of exclusive U.S., Canadian and Caribbean distribution rights to the Victorinox watch, which is supplied to the Company by another Swiss manufacturer.

     The U.S. Distribution Agreement, together with the Company's agreements with respect to the rights obtained in 1992 and 1993 (together, the "Victorinox Agreements"), provides:

     - SABI is the exclusive distributor in the United States, its territories and possessions, Canada (with one minor exception), Bermuda and the Caribbean (excluding Cuba so long as SABI is prohibited by United States law from operating therein) (together, the "Territories"), of Victorinox Original Swiss Army Knives and most other Victorinox cutlery products and Victorinox Swiss-made watches (collectively, "Products").

     - The U.S. Distribution Agreement was renewed through December 12, 1998 and is subject to renewal at five year intervals at SABI's option unless, in any two consecutive years, purchases of Products by SABI fall below the average purchases for 1981 and 1982, which was 19,766,035 Swiss francs. SABI's distribution rights in Canada and the Caribbean are for initial terms of seven years (expiring in 1999 and 2000, respectively), subject to renewal for successive five year periods. In the event that Victorinox elects not to renew SABI's Canada distribution rights, Victorinox will be required to pay SABI the amount of $3,500,000.

     - During each calendar year SABI must purchase from Victorinox at least 85% of the maximum quantities of each of Swiss Army Knives and cutlery (expressed in Swiss francs) purchased in any prior year. The only remedy of Victorinox for SABI's failure to achieve these goals would be the termination of SABI's U.S. distribution rights. By agreement dated December 18, 1995, Victorinox and the Company agreed that for 1996 the minimum purchase requirement for Swiss Army Knives would be reduced to 75% of the maximum quantity purchased in any prior year. The Company met this requirement in 1996. In 1996, Victorinox agreed to reduce the 1997 minimum purchase requirements for Swiss Army Knives to 65% of the maximum quantity purchased in any preceding year.

     - In each calendar year Victorinox must, if requested, furnish SABI with up to 105% of each type of product purchased during the immediately preceding year. Victorinox has historically been able to accommodate SABI's supply requirements even when they have exceeded such amount. However, Victorinox's plant has a finite capacity and no assurances can be given that Victorinox will continue to meet any increased supply requirements of SABI.

     - Pricing provisions assure that the prices paid by SABI for products shipped to the United States will be as low or lower than those charged to any other Victorinox customer. In addition, SABI is granted a 4% discount on purchases of pocket knives and a 3% discount on purchases of cutlery. For products shipped directly to Canada and the Caribbean (including Bermuda), the prices paid by SABI are Victorinox's regular export prices. SABI also pays a royalty to Victorinox of 1% of net sales of Victorinox Watches. In addition, Victorinox has informally undertaken to share in SABI's promotional costs with respect to the Victorinox brand in an amount of up to 750,000 Swiss francs per year.

     - SABI will not sell any new cutlery items without the agreement of Victorinox.

     - SABI will have complete discretion as to advertising, packaging, pricing and other marketing matters.


     In consideration of the grant of the Canada distributorship rights in 1992, SABI issued to Victorinox 277,066 shares of common stock, par value $.10 per share, of SABI ("Common Stock"). In consideration for the grant of the Caribbean distribution rights in 1993, the Victorinox watch distribution rights and the acquisition by SABI of Victorinox's 20% interest in a subsidiary of SABI, SABI issued to Victorinox a five-year warrant to purchase 1,000,000 shares of Common Stock at a discount from the market price on the date of exercise. Victorinox exercised the warrant in full in April 1994 at a price per share of $9.75, a discount of $4.25 per share from the then current market price of SABI Common Stock. All of the shares issued upon exercise of the warrant were subsequently sold to Brae Group, Inc. ("Brae"), a corporate shareholder of SABI that is controlled by Louis Marx, Jr., a Director of SABI, in exchange for shares of the common stock of that corporation.

                            Hudson River Capital LLC

     In 1994, in furtherance of its acquisition strategy, SABI invested a total of $7,002,990, paid in cash and in shares of stock of a publicly traded corporation, to acquire 700,299 shares of Series A Preferred Stock of Forschner Enterprises, Inc., a privately held corporation which was merged into Victory Capital LLC. In 1996, Victory Capital LLC changed its name to Hudson River Capital LLC ("Hudson River"). In 1996, SABI invested $2,000,009, paid in cash, to acquire 190,477 Series B Preferred Units of Hudson River. SABI's interest in Hudson River currently represents, in the aggregate, approximately 9.1% of the equity of Hudson River. Hudson River is a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments. Hudson River currently has equity and other interests in several private and publicly traded companies. The preferred units of Hudson River held by SABI carry a preference on liquidation equal to their cost and, in certain instances, are entitled to an annual preferred return.

     In 1996, Hudson River distributed pro-rata to its members all of its interest in Victory Ventures LLC, a private equity firm specializing in small market venture capital investments ("Victory Ventures"). SABI received in the distribution, and continues to hold, 890,776 Series A Preferred Units of Victory Ventures valued at $1.23 per unit, currently representing approximately 4.2% of the equity of Victory Ventures. The preferred units of Victory Ventures held by SABI carry a preference on liquidation equal to the value of the Series A Preferred Units on the date of the distribution and, in certain instances, are entitled to an annual preferred return.

     490,000 of Hudson River's common units and 2,338,170 of Hudson River's Series B Preferred Units (currently representing, in the aggregate, approximately 29.2% of Hudson River's outstanding equity) are held by Brae Capital Corporation ("Brae Capital"), a wholly-owned subsidiary of Brae. 490,000 of Victory Ventures' common units and 4,697,985 of Victory Ventures' Series A Preferred Units (currently representing in the aggregate, approximately 25.1% of Victory Ventures' outstanding equity) are held by Brae Capital. Pursuant to an agreement between Hudson River and Brae, if certain conditions are met, Brae is required to purchase from Hudson River at Hudson River's cost 10%, and may purchase up to 20%, of the "equity portion" (defined as the common and warrant portion, or the preferred and warrant portion if no common is purchased provided that the preferred portion is participating) of each investment made by Hudson River. Brae may allocate all or a portion of the securities to be acquired pursuant to such agreement among the officers, directors, employees, consultants and common equityholders of Hudson River and such other persons who may be in a position to benefit Hudson River in such proportions as Brae shall determine. Brae is party to a similar agreement with Victory Ventures.

     Mr. Marx, a Director of SABI, is a Co-Chairman of the Board and a Director and an equityholder of Hudson River and, a director and, indirectly, an equity holder of Victory Ventures. Mr. Clarke H. Bailey, a Director of SABI, is a Co-Chairman of the Board and a Director and an equityholder of Hudson River and a Director and equityholder of Victory Ventures. Mr. Stanley R. Rawn, Jr., Senior Managing Director and a Director of SABI, and Mr. Herbert M. Friedman, a Director of SABI, also serve as directors and are equityholders of each of Hudson River and Victory Ventures. Messrs. A. Clinton Allen and M. Leo Hart, Directors of SABI, also serve as directors of Victory Ventures.

Item 2.  Properties.

     The executive and administrative offices of SABI occupy approximately 37,500 square feet of leased space in an office building located in Shelton, Connecticut. SABI moved into these premises in September, 1993. The initial term of the lease on this space expires on September 1, 2001, subject to a renewal option for an additional five-year term.

     In addition, SABI leases approximately 7.4 acres in Shelton, Connecticut upon which the landlord has constructed a 85,000 square foot building, increased in January 1995 from 60,000 square feet, which SABI uses as a facility for warehousing, distribution, imprinting and assembly. The lease commenced in June, 1991 and has a term of ten years. SABI also leases approximately 13,000 square feet in a building in Toronto, Canada which it uses for office space and warehousing of products. The lease commenced in December, 1992 and has a term of five years.

     In 1996, SABI entered into a four-year lease for 7,000 square feet of space in a 30,000 square foot building in Nidau, Switzerland for use as a distribution center.

     SABI believes its properties are sufficient for the current and anticipated needs of its business.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         A.       Market Information.

     Shares of SABI's Common Stock are traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol SABI. The range of high and low transactions for shares of Common Stock, which is the only class of capital stock of SABI outstanding, as reported by Nasdaq since the first quarter of 1995 were as follows:

                        Fiscal 1995        Fiscal 1996         Fiscal 1997*
                       High      Low      High      Low       High      Low
First Quarter         $12.88    $10.50   $12.50     $11.25    $14.13    $12.25
Second Quarter         10.88     10.00    15.00      12.00
Third Quarter          12.50     10.25    14.00      11.50
Fourth Quarter         12.38     11.13    14.25      12.75

*Through March 17, 1997.


     The public market for Common Stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

         B.       Holders.

     On March 17, 1997 shares of Common Stock were held by 352 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

         C.       Dividends.

     The Company has not paid a cash dividend since its inception, and its present policy is to retain earnings for use in its business. Payment of dividends is dependent upon the earnings and financial condition of SABI and other factors which its Board of Directors may deem appropriate. Under SABI's bank loan agreement, as amended, which expired on January 30, 1997, SABI agreed not to declare or pay any dividends unless immediately following such payment SABI's ratio of indebtedness to tangible net worth, calculated as set forth in the agreement, does not exceed 0.75 to one, and SABI's ratio of current assets to current liabilities is in excess of 2.5 to one. The Company is currently negotiating a new bank loan agreement which could contain similar restrictions.

Item 6.  Selected Financial Data

     The following selected financial data for the five years ended December 31, 1996, was derived from the consolidated financial statements of SABI. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, related notes and other financial information included herein.


(In thousands, except per share amounts)        Year Ended December 31,

                                 1996(1)      1995        1994       1993        1992

Net sales...................... $130,030    $126,695    $144,437   $102,543     $74,148
Gross profit...................   40,836      44,264      55,804     42,027      29,779
Selling, general and
  administrative expenses......   46,241      40,265      40,293     30,753      21,016
Operating income...............   (5,405)      3,999      15,511     11,274       8,763
Gain (loss) on sale (write-down)
  of investments...............   (2,382)      1,771          37        -           -
Other income (expense), net....      179        (134)        445        251         143
Income (loss) before income taxes
  and cumulative effect of
  accounting change............   (7,608)      5,636      15,993     11,525       8,906
Income tax provision (benefit).   (2,343)      2,523       6,633      4,221       3,974

Income (loss) before cumulative
  effect of accounting change..   (5,265)      3,113       9,360      7,304       4,932
Cumulative effect of accounting
  change for income taxes......       -          -            -         220         -
                                 ---------   ---------   ---------   --------    --------
Net income (loss)..............  ($5,265)     $3,113     $ 9,360    $ 7,524     $ 4,932
Earnings per share:
  Income (loss) before cumulative
   effect of accounting change.   ($0.64)     $ 0.38     $  1.16    $  1.04     $  0.80
  Cumulative effect of accounting
    change for income taxes....       -           -           -        0.03         -
                                 ---------   ---------   ---------   --------    --------
  Net income (loss)............   ($0.64)     $ 0.38     $  1.16    $  1.07     $  0.80
Other Financial Data:
Current assets.................  $70,933     $74,355     $78,641    $57,551     $43,664
Total assets...................   98,643     101,230     105,708     78,004      54,283
Current liabilities............   18,787      16,291      23,932     17,651      10,756
Long-term debt ................       -           -           -          -           -
Stockholders' equity...........   79,856      84,939      81,775     60,353      43,038
Cash dividends per common share  $    -      $    -      $    -     $    -      $    -

Weighted average number of shares
  outstanding..................    8,202       8,236       8,062      7,053       6,186



     (1) The financial results for 1996 include special charges of approximately $9.9 million. See Note 3 to the Company's Consolidated Financial Statements. The special charges consisted of a $4.9 million write-off of discontinued inventory (included in cost of sales), a $2.6 million write-off of obsolete displays, goodwill and other assets (included in selling, general and administrative expenses) and a $2.4 million write-down of non-strategic investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


     In 1996, net sales totaled $130.0 million, a 2.6% increase from 1995. However, excluding sales to a single customer for special promotional programs, the Company experienced sales growth of 8% primarily due to growth in its Swiss Army Brand Watch and cutlery businesses offset in part by a decrease in sales of Victorinox Original Swiss Army Knives. Sales relating to this single customer for these special promotional programs represented 1%, 6% and 25% of net sales in 1996, 1995 and 1994, respectively. The Company has received orders from this customer in 1997.

     The financial results for 1996 have been negatively impacted by special charges of approximately $9.9 million which resulted from an extensive analysis of the Company's operations. The special charges consisted of a $4.9 million write-off of discontinued inventory (included in total cost of sales), a $2.6 million write-off of obsolete displays, goodwill and other assets (included in total selling, general and administrative expenses), and a $2.4 million write-down of non-strategic investments.

     The following table shows, as a percentage of net sales, the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996:

                                                 Year Ended December 31,
                                             1996         1995         1994

Net sales..............................      100.0%       100.0%       100.0%
Cost of Sales..........................       68.6         65.1         61.4
                                             ------       ------       ------
Gross Profit...........................       31.4         34.9         38.6
Selling, general and administrative
  expenses before special charges and
  special charitable contributions.....       33.6         31.8         26.9
Special charges........................        2.0           -            -
Special charitable contribution........         -            -           1.0
                                             ------       ------       ------
Total selling, general and
  administrative expenses..............       35.6         31.8         27.9
Operating income (loss)................       (4.2)         3.1         10.7
Interest expense.......................        (.1)         (.2)          -
Interest income........................         .1           .4           .3
Gain (loss) on sale (write-down) of
  investments..........................       (1.8)         1.4           -
Equity interest in
  unconsolidated affiliates............         -           (.4)          -
Other income (expense), net............         .2           .1           .1
                                              ------      ------       ------
Income (loss) before income taxes......       (5.8)         4.4         11.1
Income tax provision (benefit).........       (1.8)         2.0          4.6
                                              ------      ------       ------
Net income (loss).................            (4.0)%        2.4%         6.5%
                                              ======      ======       ======


Comparison of the Years Ended December 31, 1996 and December 31, 1995

     Net sales for the year ended December 31, 1996 were $130.0 million, $3.3 million or 2.6% higher than in 1995. The comparison of sales between 1996 and 1995 is effected by the Company's decreased participation in special promotional programs with one customer that accounted for 1% and 6% of the Company's 1996 and 1995 net sales, respectively. Excluding the special promotional programs, the Company's net sales increased by 8% for the year due to an 18% increase in watch sales and a 15% increase in cutlery sales offset in part by a 7% decrease in Victorinox Original Swiss Army Knife sales.

     Gross profit for the year ended December 31, 1996 was $40.8 million, 7.7% lower than in 1995. This is due primarily to an inventory write-off of $4.9 million in 1996. The inventory write-off was the result of the Company discontinuing certain products, including certain cutlery products sold by the Company's wholly-owned subsidiary, Cuisine de France Limited ("CDF").
Substantially all of the assets of CDF were sold by the Company in 1997. Excluding the $4.9 million inventory write-off, the gross profit margin percentage increased from 34.9% in 1995 to 35.2% in 1996. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross profit, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current estimated Swiss franc requirements, the Company believes it is hedged through the third quarter of 1997. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company currently plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses (excluding the special charges described below) for the year ended December 31, 1996 were $43.7 million, $3.4 million or 8.5% higher than in 1995. The expense increase resulted primarily from increased selling expenses and increased expenditures in the areas of merchandising and promotion. As a percentage of net sales, selling, general and administrative expenses (excluding the special charges described below) increased from 31.8% in 1995 to 33.6% in 1996.

     Special selling, general and administrative expenses of $2.6 million in 1996 consisted of the write- off of obsolete displays, goodwill and other assets. The goodwill write-off related to the Company's wholly-owned subsidiary CDF, and was written-off due to the lack of recoverability of the asset. Substantially all of the assets of CDF were sold by the Company in 1997 with no significant gain or loss.

     As a result of the above, the Company recorded an operating loss of $5.4 million for the year ended December 31, 1996 as compared to operating income of $4.0 million in 1995. Excluding the effects of the inventory write-off and the special selling, general and administrative charges, the Company recorded operating income of $2.1 million in 1996, as compared to operating income of $4.0 million in 1995. This decrease is due to higher selling, general and administrative expenses, offset in part by higher gross profit.

     Interest expense of $147,000 for the year ended December 31, 1996 was $70,000 lower than interest expense in 1995, due to lower borrowings in 1996 as compared to 1995.

     Interest income of $120,000 for the year ended December 31, 1996 was $437,000 lower than interest income in 1995, due to decreased invested cash balances during 1996 as compared to 1995.

     The loss on the write-down of investments for the year ended December 31, 1996 was $2.4 million, as compared to a gain on the sale of investments of $1.8 million in 1995. The loss in 1996 was primarily due to the $1.6 million write-down of the Company's investment in the common stock of SweetWater, Inc., a publicly-traded entity, and an $800,000 write-off of the Company's investment in a privately held start-up entity. Both of these investments became impaired in 1996. Gain on sale of investments of $1.8 million in 1995 was due primarily to the sale of the Company's investment in the common stock of Simmons Outdoor Corporation.

     Equity interest in unconsolidated affiliates was a loss of $548,000 in 1995 due to the Company using the equity method of accounting for its investments in Simmons Outdoor Corporation and SweetWater, Inc. The equity method of accounting was not applicable in 1996.

     As a result of the above, the loss before income taxes for the year ended December 31, 1996 was $7.6 million compared to income before taxes of $5.6 million in 1995.

     Income tax expense (benefit) was provided at an effective rate of 30.8% for the year ended December 31, 1996 as compared to 44.8% for the year ended December 31, 1995. The change in the effective tax rate was due to foreign and state income taxes.

     As a result of the above, the net loss for the year ended December 31, 1996 was $5.3 million ($0.64 per share) as compared to net income of $3.1 million ($0.38 per share) in 1995.


Comparison of the Years Ended December 31, 1995 and December 31, 1994

     Net sales for the year ended December 31, 1995 was $126.7 million, $17.7 million or 12.2% lower than in 1994. Sales of Swiss Army Brands products decreased significantly in 1995, due in part, to the Company's decreased participation in a special promotional program with one customer that accounted for 6% and 25% of the Company's 1995 and 1994 net sales, respectively. Excluding the special promotional program, the Company's net sales increased by 10% for the year due to a 19% increase in watch sales, a 7% increase in cutlery sales and a 3% increase in Victorinox Original Swiss Army Knife sales.

     Gross profit for the year ended December 31, 1995, was $44.3 million, 20.7% lower than in 1994. This is due primarily to lower sales volume as a result of the special promotional program with one customer in 1994 and unfavorable exchange rates. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company attempts to mitigate the impact on gross margin of exchange rate changes through selective hedging of anticipated Swiss franc purchases.

     Selling, general and administrative expenses for the year ended December 31, 1995 were $40.3 million, $1.5 million or 3.8% higher than the amount for the comparable period in 1994, excluding special charitable contribution of $1.5 million in 1994. The expense increase resulted primarily from increased selling expenses and increased expenditures in the areas of merchandising and promotion. As a percentage of net sales, selling, general and administrative expenses (excluding the special charitable contribution) increased from 26.9% in 1994 to 31.8% in 1995.

     Interest expense of $217,000 for the year ended December 31, 1995 was $189,000 higher than interest expense for the comparable period in 1994, due to increased borrowings in 1995 as compared to 1994.

     Interest income of $557,000 for the year ended December 31, 1995 was $166,000 higher than interest income for the comparable period in 1994, due to higher invested cash balances during 1995 as compared to 1994.

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

     As a result of these changes, income before income taxes and cumulative effect of accounting change for the year ended December 31, 1995 was $5.6 million versus $16.0 million for 1994, a decrease of $10.4 million or 64.8%.

     Income tax expense was provided at an effective rate of 44.8% for the year ended December 31, 1995 versus 41.5% in 1994 due to increased state taxes.

     As a result of the above, net income was $3.1 million ($0.38 per share) for the year ended December 31, 1995 versus $9.4 million ($1.16 per share) in 1994, representing a decrease of $6.3 million or 66.7%.


Liquidity and Capital Resources

     As of December 31, 1996, the Company had working capital of $52.1 million compared with $58.1 million as of December 31, 1995, a decrease of $6.0 million. Significant uses of working capital included investments in preferred units of Hudson River of $2.0 million, additions to other assets of $3.0 million and capital expenditures of $1.5 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $7.6 million in the year ended December 31, 1996 compared with cash used for operating activities of $16.4 million in the year ended December 31, 1995. The change primarily resulted from a decrease in inventory in 1996 as compared to an increase in 1995, an increase in accounts payable in 1996 as compared to a decrease in 1995, offset in part by the net loss incurred in 1996 as compared to net income in 1995.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreements. As of December 31, 1996, the Company had no outstanding borrowings under its revolving line of credit agreements. The Company currently has a $5.0 million line of credit which it can use for any borrowings. The Company had a $15.0 million revolving credit agreement which expired in January 1997. The Company is currently reviewing its options to establish a new revolving credit agreement. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs.

Item 8.  Financial Statements and Supplementary Data

     The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9.  Disagreements on Accounting and Financial Disclosure

                  None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The Directors and Executive Officers of SABI are as follows:

                                                                     Director
                                                                      and/or
 Name                        Age     Position(s)                   Officer Since

J. Merrick Taggart           46      President(1)                  Dec., 1995
Peter W. Gilson              57      Chairman of the Executive
                                     Committee and Director(2)           1994
Stanley R. Rawn, Jr.         69      Senior Managing Director
                                     and Director(3)                     1990
Harry R. Thompson            67      Managing Director                   1994
Stanley G. Mortimer III      54      Executive Vice President
                                     and Director                        1994
Thomas M. Lupinski           44      Senior Vice President, Chief
                                     Financial Officer, Secretary
                                     and Treasurer                       1986
Michael J. Belleveau         40      Vice President - Sales and
                                     General Manager - Swiss Army
                                     Brands Division                     1994

Leslie H. Green              49      Vice President of Marketing   Dec., 1995
David J. Parcells            38      Vice President - Operations         1992
Jerald J. Rinder             50      Vice President and
                                     General Manager -
                                     Victorinox Division           Feb., 1996
Robert L. Topazio            48      Vice President and
                                     General Manager -
                                     R.H. Forschner Division       Feb., 1996
Douglas M. Rumbough          40      Vice President and
                                     General Manager - Corporate
                                     Markets Division                    1992
A. Clinton Allen             53      Director(4)                         1993
Clarke H. Bailey             42      Director(5)                   Jan., 1997
Thomas A. Barron             45      Director                            1983
Vincent D. Farrell, Jr.      50      Director(6)                         1992
Herbert M. Friedman          65      Director(7)                         1981
M. Leo Hart                  48      Director(8)                         1991
James W. Kennedy             46      Director(9)                         1981
Keith R. Lively              45      Director                            1994
Lindsay Marx                 31      Director                            1994
Louis Marx, Jr.              65      Director(10)                        1990
Eric M. Reynolds             44      Director                            1994
John Spencer                 67      Director(11)                        1990
John V. Tunney               62      Director(12)                        1992

(1) Mr. Taggart is a member of the Company's Executive Committee, Management Committee and Foreign Exchange Committee.

(2) Mr. Gilson is Chairman of the Company's Executive Committee and a member of the Nominating Committee.

(3) Mr. Rawn is a member of the Company's Executive Committee, Management Committee and Nominating Committee.

(4) Mr. Allen is Chairman of the Company's Stock Option and Compensation Committee and a member of the Executive Committee.

(5)       Mr. Bailey is a member of the Company's Executive Committee.

(6) Mr. Farrell is Chairman of the Company's Audit Committee and a member of the Executive Committee and Foreign Exchange Committee.

(7) Mr. Friedman is a member of the Company's Executive Committee, Audit Committee and Nominating Committee.

(8)       Mr. Hart is a member of the Company's Nominating Committee.

(9)       Mr. Kennedy is a member of the Company's Foreign Exchange Committee.

(10) Mr. Marx is Chairman of the Company's Management Committee and Nominating Committee and a member of the Company's Executive Committee and Foreign Exchange Committee. Mr. Marx was Chairman of the Company's Executive Committee until June, 1995.

(11) Mr. Spencer is a member of the Company's Audit Committee and Stock Option and Compensation Committee.

(12) Mr. Tunney is a member of the Company's Stock Option and Compensation Committee.

                            Biographical Information

     J. Merrick Taggart, President and a Director of the Company, was elected President on December 13, 1995. From 1993 to November 1995 Mr. Taggart was President of Duofold, Inc, a sports apparel company, and Pringle of Scotland U.S.A., an apparel company. From 1990 to November 1992 Mr. Taggart was President of O'Brien International, a manufacturer and marketer of water sports equipment. Prior to that Mr. Taggart was Senior Vice President of Product Development for the Timberland Company, a footwear and apparel company.

     Peter W. Gilson, Chairman of the Executive Committee and a Director of the Company, has served as President and Chief Executive Officer of Physician Support Systems, Inc., a company specializing in the management of physicians' health care practices, since 1991. From 1989 to the present, Mr. Gilson has also served as President and Chief Executive Officer of the Warrington Group, Inc., a manufacturer of safety products which was previously a division of The Timberland Company. From 1987 to 1988, Mr.Gilson served as Chief Operating Officer of The Timberland Company, a manufacturer of footwear and outdoor clothing. From 1978 to 1986, he served as President of the Gortex Fabrics Division of W.L. Gore Associates. Mr. Gilson is also a director of SweetWater, Inc. ("SweetWater"), a manufacturer and marketer of portable water filtration systems and Glenayre Technologies, Inc. ("Glenayre Technologies"), a paging and messaging infra-structure technology firm.

     Louis Marx, Jr., Chairman of the Management Committee and a Director of the Company, has been associated with the Company for over 20 years and has played the key role in helping to guide its affairs during that entire period. Through discussions with the Chief Executive Officer of Victorinox Cutlery Company ("Victorinox"), the Company's principal supplier, he and Mr. Rawn were responsible for the Company obtaining exclusive U.S. distribution rights for Victorinox products and later, together with Mr. Rawn and Mr. Kennedy, negotiated the expansion of the Company's distribution rights to include Canada, Bermuda and the Caribbean and also obtained for the Company exclusive distribution rights to the Victorinox Watch. In a prior year he and Mr. Rawn played an important part in negotiating, on behalf of the Company, the settlement of potentially expensive litigation, and more recently, Mr. Marx has played an active role in the Company's investment policy and, together with the Company's advisors, has successfully managed the Company's currency hedging program. Mr. Marx is a director and member of the Compensation Committee of Cyrk, Inc. ("Cyrk"), a distributer of products for promotional programs and custom-designed sports apparel and accessories. Mr. Marx has been a venture capital investor for more than thirty years. Mr. Marx, together with his close business associates, have been founders or substantial investors in such companies as Pan Ocean Oil Corporation, Donaldson, Lufkin & Jenrette, Bridger Petroleum Corporation Ltd., Questor Corporation, Environmental Testing and Certification Corporation, Garnet Resources Corporation, The Prospect Group, Inc. and Noel Group, Inc. ("Noel"), a publicly held company which conducts its principal operations through small and medium sized operating companies in which it holds controlling interests. Mr. Marx served as a director of The Prospect Group, Inc., a company which, prior to its adoption in 1990 of a Plan of Complete Liquidation and Dissolution, conducted its major operations through subsidiaries acquired in leveraged buyout transactions ("Prospect"), from February 1986, and as Chairman of Prospect's Asset Committee from October 1988, until January 1990. Mr. Marx serves as a trustee of the New York University Medical Center and Middlebury College and as Chairman of the Madison Avenue Fund for Children. Mr. Marx is also Co-Chairman and a director of Hudson River Capital LLC, a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments ("Hudson River"), and a director of Victory Ventures LLC, a private equity firm specializing in small market venture capital investments ("Victory Ventures"). He is President and a director of Victorinox-Swiss Army Knife Foundation, a non-profit corporation formed by the Company for charitable purposes including the improvement of the welfare of underprivileged children. Mr. Marx is the father of Lindsay Marx, a Director of the Company.

     Stanley R. Rawn, Jr., Senior Managing Director and a Director of the Company, actively participates with Messrs. Marx and Kennedy in furthering the relationship between the Company and Victorinox as well as in coordinating management strategies. He has also played an important part in obtaining and expanding the Company's exclusive distribution rights covering Victorinox products. Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company from November, 1985 until the merger of that company in May, 1992. Mr. Rawn is also the Chief Executive Officer and a director of Noel; a director of Prospect, Hudson River, Victory Ventures, Staffing Resources, Inc., a temporary help corporation, and Victorinox - Swiss Army Knife Foundation; and a Trustee of the California Institute of Technology.

     Harry R. Thompson, Managing Director of the Company was appointed Managing Director in December 1994. From 1987 to 1995, Mr. Thompson was president of The Strategy Group, a business and marketing consulting firm. Mr. Thompson had previously served as a director of the Company from June 1987 to June 1991, and as Chairman of the Company's Board of Directors from January 1990 to October 1990 and served in senior executive capacities with the Interpublic Group of Companies, Inc., a leading marketing and communications organization.

     Stanley G. Mortimer III, Executive Vice President and a Director of the Company, has served the Company in a variety of capacities since September 1984. Mr. Mortimer was elected as a director in December 1994. He had previously served as a director from June 1987 to June 1994.

     Thomas M. Lupinski, Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, has been Vice President of the Company for more than five years. Prior to joining the Company, Mr. Lupinski was Finance Manager for The Revlon Health Care Group from 1982 to 1986 and was with Arthur Andersen & Co., from 1976 through 1982.

     David J. Parcells, Vice President - Operations, joined the Company in December 1992. Mr.Parcells was employed by Arthur Andersen & Co. as a Senior Manager - Audit and Business Advisory Practice from 1989 through 1992 and as an Audit Manager from 1986 to 1989.

     Michael J. Belleveau, Vice President - Sales and General Manager - Swiss Army Brands Division, was elected to the office of Vice President in June 1994. Mr. Belleveau has served the Company in various positions since 1991. Prior to that Mr. Belleveau was a regional sales manager for Cartier, Inc., a manufacturer and marketer of watches and luxury goods.

     Leslie H. Green, Vice President of Marketing, was elected to the office of Vice President in December 1995. Ms. Green has served the Company in various positions since January, 1991.

     Jerald J. Rinder, Vice President and General Manager - Victorinox Division, was elected to the office of Vice President in February, 1996. From 1994 through 1995 Mr Rinder was Executive Vice President of Pringle of Scotland USA, an
apparel company. From 1993 to 1994 Mr. Rinder was Vice President - Sales/Marketing of Walkover Shoe Co. and from 1991 through 1993 was Vice President - Sales of Stride Rite Corp.

     Robert L. Topazio, Vice President and General Manager - R.H. Forschner Division, was elected to the office of Vice President in February, 1996. Mr. Topazio has served the Company in various positions since September, 1992. From 1991 to 1993 Mr. Topazio was Vice President of Cuisine de France, Ltd., a marketer of consumer cutlery which was purchased by the Company in 1992. Prior to that Mr. Topazio was National Sales Manager for J.A. Henckels.

     Douglas M. Rumbough, Vice President and General Manager - Corporate Markets Division, was elected to the office of Vice President in June 1992. Mr.Rumbough has served the Company in various positions since 1981.

     A. Clinton Allen, a Director of the Company, is Chairman of A. C. Allen & Co., a Massachusetts based consulting firm. Mr. Allen also serves as Vice Chairman and a director of Psychemedics Corporation, a company that provides testing services for the detection of abused substances through an analysis of hair samples, and of Dewolfe Companies, Inc., a real estate company, and as a director of SweetWater and Victory Ventures.

     Clarke H. Bailey was elected a director of the Company in January 1997. Since February 1995, Mr. Bailey has served as Chairman of the Board and Chief Executive Officer of United Acquisition Company, an acquisition company, and Chairman of the Board and Chief Executive Officer of United Gas Holding Corporation, an acquisition company. He is also currently Chairman of the Board and a director of Arcus, Inc., the leading national provider of secure off-site computer data storage and related disaster recovery services and information technology staffing solutions, a director and Co-Chairman of the Board of Hudson River and a director of Connectivity Technologies, Inc. ("Connectivity Technologies"), an acquisition company with interests in the wire and cable industry, and Victory Ventures. He served as Chief Executive Officer and a director of Glenayre Technologies from December 1990 until March 1994 and as its Vice Chairman of the Board from November 1992 to July 1996. In March 1994, Mr. Bailey was named Chairman of the Executive Committee of the Board of Glenayre Technologies, and he relinquished the title of Chief Executive Officer.

     Thomas A. Barron, a Director of the Company, is an author and has been Chairman of Evergreen Management Corp., a private investment firm since January, 1990. From November, 1983 through November 1989, Mr. Barron was President and Chief Operating Officer and a director of Prospect. From 1988 through January, 1990, Mr. Barron served as Chairman of the Board of the Company. Mr. Barron also serves as a director and Chairman of the Board of SweetWater. Mr. Barron has served as a Trustee of Princeton University.

     Herbert M. Friedman, a Director of the Company, is a partner in the law firm of Zimet, Haines, Friedman & Kaplan, where he has been a member since 1967. Zimet, Haines, Friedman & Kaplan acts as counsel to the Company. Mr. Friedman is also a director of Noel, Prospect, Hudson River, Victory Ventures, Connectivity Technologies and Victorinox - Swiss Army Knife Foundation.

     Vincent D. Farrell, Jr., a Director of the Company, has been a Managing Director of the investment management firm of Spears, Benzak, Salomon & Farrell, Inc., ("Spears, Benzak") since 1982. Mr. Farrell is a director of Noel.

     M. Leo Hart, a Director of the Company, is President and Chief Executive Officer of Brae Group, Inc., a privately held acquisition company. Until December 13, 1995, Mr. Hart was Co-Chairman of the Board and Chief Executive Officer of the Company, which capacity he had served in since February 1994. Previously, he was Executive Vice President and a Director. Mr. Hart joined the Company in October 1991. Prior to this, Mr. Hart spent the previous 15 years in senior sales and marketing positions in the hospitality industry, serving as Senior Vice President of Marketing for The Ritz-Carlton Hotel Company from 1987 to 1991 and before that as Vice President -Sales and Marketing for Fairmont Hotels from 1983 to 1987. Until 1991, he was the North American Chairperson of Leading Hotels of the World, a hotel marketing association. Prior to his career in sales, Mr. Hart played professional football with the NFL's Atlanta Falcons and Buffalo Bills. Mr. Hart is also a director of Victory Ventures and a director of Victorinox - Swiss Army Knife Foundation.

     James W. Kennedy, a Director of the Company, is President of Lahinch Group, Inc., a start-up company engaged in the garment imprinting and apparel business. Until December 13, 1995, Mr. Kennedy was Co-Chairman of the Board and Chief Executive Officer of the Company, which capacity he had served in since February 1994. Previously, he was President of the Company, a position he had held since 1988. Prior to 1988, Mr. Kennedy was Senior Vice President of the Company and had served in various sales and marketing positions with the Company since 1975. Mr. Kennedy has served on committees for the Specialty Advertising Association International, the National Restaurant Association, the American Meat Institute, the Sporting Goods Manufacturers Association and the American Association of Exporters and Importers.

     Keith R. Lively, a Director of the Company, is a private investor and, from January 1995 through December, 1995, was a consultant to the Company. From 1988 through September 1994, Mr. Lively was the President, Chief Executive Officer and a Director of The Famous Amos Chocolate Chip Cookie Corporation. From
September 1992 through September 1994, Mr. Lively was also Senior Vice President, a member of the Executive Committee and a Director of President Baking Company, which purchased The Famous Amos Chocolate Cookie Corporation in September 1992. Mr. Lively also serves as a director of SweetWater.

     Lindsay Marx, a Director of the Company is a private investor. From November 1992 to January 1994, she was a production assistant at Iron Mountain Productions, a dramatic production company. Ms. Marx was an assistant to the director at the Paper Mill Playhouse in 1992 and, from September 1989 to March 1992, an artistic assistant at The Body Politic, also a dramatic production company. Ms. Marx graduated from Middlebury College in 1987. Ms. Marx, is the daughter of Louis Marx, Jr..

     Eric M. Reynolds, a Director of the Company, is President, Chief Executive Officer and a director of SweetWater, a position he has held since January, 1993. Previously, from 1987 through 1990, Mr. Reynolds served as a marketing consultant to various companies including W.L. Gore & Associates and Marmot Mountain Works, Ltd., a company founded by Mr. Reynolds in 1974 that is in the business of designing, manufacturing and marketing mountaineering, backpacking and ski outerwear products.

     John Spencer, a Director of the Company, holds the African Studies Professorship at Middlebury College where he has served as a member of the faculty since 1974. Mr. Spencer has also served as Dean of Middlebury College and Chairman of its History Department. Mr. Spencer is Vice-Chairman of the African American Institute and of the Institute of Current World Affairs, a Trustee of the Cape of Good Hope Foundation, the University of Capetown Fund, Inc. and Atlanta University and a director of Victorinox - Swiss Army Knife Foundation.

     John V. Tunney, a Director of the Company, is currently Chairman of the Board of Cloverleaf Group, Inc. and a general partner of Sun Valley Ventures, a partnership engaged in venture capital and leveraged buyout activities. From 1971 to 1977 Mr. Tunney served as a United States Senator from the state of California and as a Member of the United States House of Representatives from 1965 to 1971. Mr. Tunney is also a director of Prospect, Illinois Central Corporation, Illinois Central Railroad Company, and Foamex International, Inc., a foam manufacturer.


      Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that except for one late filing of a Form 3 by Mr. Jerald J. Rinder and one late filing of a Form 4 by Mr. Keith
R. Lively, during the year ended December 31, 1996 all filing requirements applicable to the Company's officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 11.  Executive Compensation

                           Summary Compensation Table


     The Summary Compensation Table below sets forth individual compensation information of the President and the five other most highly paid executive officers of the Company for services rendered in all capacities during the fiscal years ended December 31, 1996, 1995 and 1994.


             Annual Compensation                                  Long-Term Compensation
                                                                      Awards                  Payouts
     (a)                (b)    (c)       (d)       (e)           (f)        (g)          (h)           (i)
                                                    Other
                                                    Annual     Restricted                            All Other
      Name and                                      Compen-       Stock      Options/      LTIP       Compen-
 Principal Position      Year   Salary    Bonus     sation        Award        SARS       Payouts     sation

J. Merrick Taggart       1996  $250,000   $40,000   $50,809(1)      -        40,000          -        $3,353(2)
President                1995   $33,654       -         -           -       100,000(3)       -           -
                         1994       -         -         -           -           -            -           -

Peter W. Gilson          1996  $200,000       -         -           -        20,000          -           -
Chairman of the          1995  $150,000       -         -           -       150,000          -           -
Executive Committee      1994       -         -         -           -           -            -           -

Thomas D. Cunningham     1996  $210,000    $20,000      -           -           -            -        $4,465(5)
Executive Vice President 1995  $210,000    $10,000      -           -        25,000          -        $4,400(6)
and Chief Financial      1994  $174,308   $100,000      -           -        50,000          -        $2,846(7)
Officer(4)

Stanley G. Mortimer III  1996  $210,000    $17,500      -           -        10,000          -       $10,842(8)
Executive Vice President 1995  $210,000     $5,000      -           -        25,000          -        $8,584(9)
                         1994  $220,000   $100,000      -           -           -                    $12,845(10)

Harry R. Thompson        1996  $200,000    $20,000      -           -        25,000          -        $4,750(11)
Managing Director        1995  $200,000    $15,000      -           -        25,000          -        $2,195(12)
                         1994       -          -        -           -           -            -           -

Leslie H. Green          1996  $175,000    $17,500      -           -        10,000          -        $4,750(13)
Vice President           1995  $175,000    $10,000      -           -        10,000          -        $3,796(14)
                         1994  $175,000    $45,000      -           -           -            -        $3,705(15)


(1)       Includes relocation benefits of $45,109.

(2) Consists of $3,353 contributed by the Company to Mr. Taggart's account under the Company's 401K savings plan.

(3)       Consists of warrants to purchase Common Stock.

(4) Mr. Cunningham resigned from the offices of Executive Vice President and Chief Financial Officer on November 15, 1996.

(5) Consists of $4,465 contributed by the Company to Mr. Cunningham's account under the Company's 401K savings plan.

(6) Consists of $4,400 contributed by the Company to Mr. Cunningham's account under the Company's 401K savings plan.

(7) Consists of $2,846 contributed by the Company to Mr. Cunningham's account under the Company's 401K savings plan.

(8) Consists of $4,750 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $6,092 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

(9) Consists of $4,300 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $4,284 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

(10) Consists of $4,620 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $8,225 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

(11) Consists of $4,750 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plan.

(12) Consists of $2,195 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plans.

(13) Consists of $4,750 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

(14) Consists of $3,796 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

(15) Consists of $3,705 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

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




                                                                                 Potential Realizable
                                                                                 Value at Assumed
                                                                                 Annual Rates of Stock
                                                                                 Price Appreciation for
                                          Individual Grants                      Option Term
(a)                         (b)        (c)              (d)         (e)          (f)        (g)

                                         % of Total
                                      Options Granted   Exercise or
                            Options   to Employees in    Base Price  Expiration
Name                        Granted    Fiscal Year(1)      ($/Sh)       Date      5% ($)     10% ($)



J. Merrick Taggart           40,000     11.5%           $13.625      11/14/06    $342,748   $868,590
Peter W. Gilson              20,000      5.7%           $13.625      11/14/06    $171,374   $434,295
Thomas D. Cunningham              0        -                -           -             -          -
Stanley G. Mortimer III      10,000      2.9%           $13.625      11/14/06     $85,687   $217,147
Harry R. Thompson            25,000      7.2%           $13.625      11/14/06    $214,217   $542,869
Leslie H. Green              10,000      2.9%           $13.625      11/14/06     $85,687   $217,147


(1)       Based on 348,750 options granted.

                    Option Exercises and Year-End Value Table

     The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the executive officers named in the Summary Compensation Table.



  Aggregated Option Exercises in Last Fiscal Year, and FY-End Option/SAR Value
(a)                   (b)               (c)        (d)            (e)
                                                                     Value of
                                                      Number of     Unexercised
                                                     Unexercised    In-the-Money
                                                   Options/SARs at  Options/SARs at
                                                      FY-End (#)      FY-End ($)
                      Shares Acquired    Value        Exercisable/   Exercisable/
Name                   on Exercise (#)  Realized($)   Unexercisable  Unexercisable


J. Merrick Taggart         3,000           3,189    57,000/80,000   35,250/37,500
Peter W. Gilson            1,000             750    79,000/90,000   55,500/56,250
Thomas D. Cunningham       1,000           1,000    49,000/25,000   41,188/17,188
Stanley G. Mortimer III      -               -      40,000/20,000   29,688/4,688
Harry R. Thompson          1,000           8,625    27,750/31,250   76,688/4,688
Leslie H. Green              -               -      27,500/12,500   17,638/1,850




                            Compensation of Directors

     The Company compensates those of its directors who were not employees of the Company in the amount of $10,000 annually plus $1,000 for attendance at each meeting of the Board of Directors. The Chairmen of the Audit Committee and the Stock Option and Compensation Committee of the Board of Directors are each paid an additional annual fee of $10,000 in recognition of the additional responsibilities and time commitments associated with such positions.

     In addition, the Company has purchased split dollar life insurance policies in respect of each of Messrs. Louis Marx, Jr. and Stanley R. Rawn, Jr. See "Certain Transactions".


                 Employment Agreement and Severance Arrangements

     The Company entered into an employment agreement dated as of January 2, 1996 with Mr. James W. Kennedy, a director of the Company and, until December 13, 1995, Co-Chairman of the Board and Chief Executive Officer of the Company. The agreement provides that Mr. Kennedy shall be employed in an executive capacity with the Company and shall be available to consult with and advise the Company on such matters as might be requested by senior management of the Company for at least eighty-five hours per month to assist on issues dealing with the maintenance of corporate trademarks; corporate legal matters; and strategic support relative to strategic relations with Victorinox Cutlery Company, the Company's key supplier. Mr. Kennedy is to be paid a salary of $140,000 per annum and, during 1996, was paid a one time bonus of $300,000. The agreement, which has a term of five years, also provides that following the termination of the agreement Mr. Kennedy would be prohibited from competing, with certain exceptions, with the business of the Company for a period of three years.

     In connection with the resignation of Mr. M. Leo Hart, a director of the Company, from his position as Co-Chairman of the Board and Chief Executive Officer of the Company in 1996, the Company paid Mr. Hart the sum of $75,000 and accepted for surrender and cancellation all of Mr. Hart's outstanding stock options to purchase Common Stock. To replace such options, the Company has issued to Mr. Hart new options covering the same number of shares and upon the same terms and conditions except that the newly issued options were fully vested upon grant and the exercisability of such options is not contingent on Mr. Hart's employment with the Company.

     The Company entered into an Employment and Severance Agreement dated as of November 15, 1996 with Mr. Thomas D. Cunningham, who was, until that date, a Director and Executive Vice President and Chief Financial Officer of the
Company. The agreement provides that in connection with Mr. Cunningham's resignation from those positions he would be employed by the Company to work with management of the Company in connection with the sale of the Company's subsidiary, Cuisine de France Limited. The agreement provides that such employment shall be for a period of six months provided that satisfactory progress is made with respect to the disposition of Cuisine de France Limited. The Company entered into an agreement for the sale of Cuisine de France Limited on January 31, 1997 and has thus determined that such progress has been made. Mr. Cunningham is to paid be a salary at the rate of $210,000 per annum during the term of his employment under the agreement. In addition, subsequent to the termination of Mr. Cunningham's employment, the agreement provides that Mr. Cunningham shall be paid a one time severance payment of $210,000 and receive certain other benefits. The agreement also provides that Mr. Cunningham would be prohibited from competing with the business of the Company for a period of two years.


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

     Participants will receive reduced benefits on a life annuity basis with continuation of benefits to their spouses after death unless an optional form of benefit is selected. Preretirement death benefit coverage is also provided. A participant is 100% vested in his accrued benefits, as defined in the Pension Trust, upon such accrual. The Years of Credited Service as of December 31, 1996 of each of the individuals named in the Cash Compensation table herein are as follows:




       J. Merrick Taggart..............       1 year
       Peter W. Gilson.................       1 year
       Thomas D. Cunningham............       2 years
       Stanley G. Mortimer III.........      12 years
       Harry R.Thompson................       1 year
       Leslie H. Green.................       6 years

     The following table shows annual pension benefits under the Pension Trust assuming retirement at age sixty-five in 1997, payable as a life annuity, in various remuneration and years of employment classifications. Note that the maximum allowable compensation for years beginning in 1994 is $150,000, so remuneration in excess of that amount is not shown. Some grandfathering of benefits earned at higher compensation levels is provided.



                  Pension Benefits for 1996 Retirees at Age 65

                                       Years of Service
Remuneration      15          20       25         30        35


 50,000          $ 7,061    $ 9,415   $11,769    $14,123   $16,476
 75,000           11,936     15,915    19,894     23,873    27,851
100,000           16,811     22,415    28,019     33,623    39,226
125,000           21,686     28,915    36,144     43,373    50,601
150,000           26,561     35,415    44,269     53,123    61,976



           Compensation Committee Interlocks and Insider Participation


     In 1996, the Compensation Committee was comprised of A. Clinton Allen, Keith R. Lively, John V. Tunney and John Spencer. None of these individuals is an officer or employee of the Company or any of its subsidiaries.


Item 12.   Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth information regarding beneficial ownership of the Common Stock on March 17, 1997, by each person or group known by the Company to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise noted, each person listed below has sole voting and investment power with respect to the shares listed next to his or its name.



                               Number of
Name of Beneficial Owner         Shares                Percent owned(1)


Louis Marx, Jr.
667 Madison Avenue
New York, NY  10021            3,082,222(2)            35.4%

Brae Group, Inc.
15710 John F. Kennedy Blvd.
Houston, TX  77032             3,058,200(3)            35.1%

Victorinox A.G.
CH-6438
Ibach-Schwyz
Switzerland                    1,000,000               12.2%

Tweedy, Browne Company L.P.
52 Vanderbilt Avenue
New York, New York 10017         589,150(4)             7.2%

David L. Babson & Co., Inc.
One Memorial Drive
Cambridge, MA 02142              537,100(5)             6.5%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue
Santa Monica, CA 90401           467,724(6)             5.7%




(1) Based on 8,209,610 shares of Common Stock outstanding, not including 614,108 shares held as Treasury stock. Treated as outstanding for the purposes of computing percentage ownership of each holder are shares issuable to such holder upon exercise of options and warrants.

(2) Consists of 19,730 shares held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,558,200 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

(3) Includes 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc..

(4) According to a Schedule 13D filed February 29, 1996, consists of shares held in the accounts of customers of Tweedy, Browne Company L.P., a broker-dealer.

(5) According to a Schedule 13G dated February 7, 1997, consists of shares which David L. Babson & Co., Inc. beneficially owns by virtue of serving as investment advisor.

(6) According to a Schedule 13G dated February 5, 1997, consists of shares as to which Dimensional Fund Advisors, Inc. shares power of disposition by virtue of serving as investment advisor to its clients.

     The following table sets forth certain information concerning the beneficial ownership of Common Stock on March 17, 1997, by each Director, each officer named in the Summary Compensation Table herein and by all Directors and officers of the Company as a group.


                             Number of
 Name                          Shares            Percent of Class(1)


J. Merrick Taggart            60,000(2)           *
Stanley G. Mortimer III       47,262(3)           *
Harry R. Thompson             33,250(4)           *
Leslie H. Green               30,000(5)           *
A. Clinton Allen              35,000(6)           *
Clarke H. Bailey                 -0-
Thomas A. Barron              72,500(7)           *
Vincent D. Farrell, Jr.       35,000(8)           *
Herbert M. Friedman           15,868(9)           *
Peter W. Gilson               80,000(10)          *
M. Leo Hart                  100,500(11)          1.2%
James W. Kennedy              83,960(12)          1.0%
Keith R. Lively                  -0-              *
Lindsay Marx                  25,000(13)          *
Louis Marx, Jr.            3,082,222(14)         35.4%
Stanley R. Rawn, Jr.         142,711(15)          1.7%
Eric M. Reynolds              25,000(16)          *
John Spencer                   1,000              *
John V. Tunney                   -0-              *
All officers and directors 3,992,835(17)         42.0%
  as a group (25 persons)

*Less than 1% of the Class.

(1) Based on 8,209,610 shares of Common Stock outstanding, not including 614,108 shares held as Treasury Stock. Treated as outstanding for the purpose of computing the percentage ownership of each director and of all directors and officers as a group are shares issuable to such individuals upon exercise of options.

(2) Includes 47,000 shares of Common Stock issuable upon exercise of warrants held by Mr. Taggart and 10,000 shares of Common Stock issuable upon exercise of Options held by Mr. Taggart.

(3) Includes 46,250 shares of Common Stock issuable upon exercise of Options held by Mr. Mortimer.

(4) Consists of 33,250 shares of Common Stock issuable upon exercise of Options held by Mr. Thompson.

(5) Consists of 30,000 shares of Common Stock issuable upon exercise of Options held by Ms. Green.

(6) Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Allen.

(7) Includes 37,500 shares of Common Stock issuable upon exercise of Options held by Mr. Barron.

(8) Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Farrell. Excludes shares beneficially owned by Spears, Benzak, a general partnership in which Mr. Farrell has a 22% interest.

(9) Includes 12,500 shares of Common Stock issuable upon exercise of Options held by Mr. Friedman.

(10) Includes 79,000 shares of Common Stock issuable upon exercise of options held by Mr. Gilson.

(11) Includes 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Hart.

(12) Includes 81,250 shares of Common Stock issuable upon exercise of Options held by Mr. Kennedy and 1,000 shares held by a trust for the benefit of Mr. Kennedy's son, beneficial ownership of which is disclaimed by Mr. Kennedy.

(13) Consists of 25,000 shares of Common Stock issuable upon exercise of Options held by Ms. Marx.

(14) Consists of 19,730 shares of Common Stock held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,558,200 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon exercise of options held by Brae Group, Inc.

(15) Includes 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Rawn.

(16) Consists of 25,000 shares of Common Stock issuable upon exercise of Options held by Mr. Reynolds.

(17) Includes 1,249,750 shares of Common Stock issuable to directors and officers upon exercise of Options and 47,000 shares of Common Stock issuable upon exercise of warrants.

Item 13.    Certain Relationships and Related Transactions


     Messrs. Louis Marx, Jr., Chairman of the Company's Management Committee, and a Director of the Company, and Stanley R. Rawn Jr., Senior Managing Director and a Director of the Company, devoted considerable time and attention to the affairs of the Company during 1996. During 1996 Messrs. Marx and Rawn were principally compensated through split dollar insurance on their lives, a method which allows the Company to recover, without interest, all premiums paid on the death of the insured and which has substantially lower earnings impact over the years than would similar amounts paid as cash compensation. Specifically, the Company has purchased split dollar life insurance payable on the death of Mr. Marx, some of which is payable on the later to die of Mr. Marx and his wife, and split dollar life insurance payable on the death of Mr. Rawn. Under these arrangements the Company will pay approximately $4,200,000 over the course of the next 17 years as premiums under the policies for Mr. Marx and approximately $3,000,000 over the course of the next 13 years under the policy for Mr. Rawn (in each case including amounts paid in the first fiscal quarter of 1997), and will be reimbursed, without interest, for all of the premiums that it has paid upon the death of the respective insured. The actual premiums to be paid may be higher than estimated depending upon the performance of the insurance company's investments and other factors. Pursuant to the terms of life insurance agreements entered into with each of Messrs. Marx and Rawn, the Company shall continue to be obligated to pay these premiums during the insured's employment with the Company and in the event of the termination of such employment for any reason, unless the insured willfully and materially breaches the terms of a consulting agreement between him and the Company and such breach continues for 30 days after written notice. Under the terms of such consulting agreements, each of Messrs. Marx and Rawn is to be engaged as a consultant immediately following the termination of his employment with the Company and, in such event, shall receive such compensation as shall be fair under the circumstances. Mr. Marx has been so engaged as a consultant to the Company since February 15, 1995, the date on which he ceased to serve as Chairman of the Company's Executive Committee. The consulting agreements may be terminated by the Company upon thirty days notice. In 1996, the Company paid an aggregate of $437,072 in premiums on the policies pertaining to Mr. Marx and $315,150 in premiums on the policy pertaining to Mr. Rawn. There will be a small, negative earnings impact through 1998 of the policies on Messrs. Marx's and Rawn's lives, and an increasingly positive impact on earnings in the later years.

     In July 1994, the Company entered into a Services Agreement with Brae Group, Inc. ("Brae") which beneficially owns 35.4% of the outstanding Common Stock and in which Louis Marx, Jr., a Director of the Company, has a controlling interest, and in which Victorinox Cutlery Company ("Victorinox"), a key supplier and beneficial owner of approximately 12.2% of the outstanding Common Stock, has a non- controlling stock interest. Mr. M. Leo Hart, a Director of the Company, is Chief Executive Officer of Brae. Under the Services Agreement, Brae is to provide various services to the Company for a period of four years relating to maintaining, enhancing and expanding the Company's relationship with Victorinox. In exchange for these services, Brae received an option to purchase 500,000 shares of the Company's Common Stock at the then current market price of $10.75 per share. The option is fully vested and can be exercised for ten years from the date of the Services Agreement.

     The Company loaned to Mr. James W. Kennedy, a Director of the Company, a total of $87,500. The loan bore interest at the prime rate and was paid in full, together with accrued interest, on January 3, 1996.

     Lahinch Group, Inc., of which Mr. James W. Kennedy, a Director of the Company, is president, director and a significant stockholder, and of which Mr. Louis Marx, Jr. and Victorinox Cutlery Company are investors, purchased from the Company products for resale to the golf oriented channel of trade in 1996 in the amount of $268,679.

     In 1996, the Company paid $528,475 for legal services rendered by the law firm of Zimet, Haines, Friedman & Kaplan, of which Mr. Herbert M. Friedman, a Director of the Company, is a partner.

     Victorinox Cutlery Company owns approximately 12.2% of the outstanding Common Stock and is the supplier to the Company of Swiss Army Knives, professional cutlery products and Victorinox Watches. During the year ended December 31, 1996, the Company purchased Victorinox products in aggregate amount of approximately $36,360,298.

              Swiss Army Brands, Inc. Charitable Insurance Program

     The Company recognizes its responsibility to the communities in which its products are sold and the importance of charitable organizations to the country at large. The Company is also aware of the benefits to commercial good will resulting from the proper discharge of its responsibilities. In order to further these objectives, the Company instituted its Charitable Insurance Program. This program allows the Company to provide the maximum assistance to numerous charities by utilizing tax provisions intended to encourage such activities, and to eventually recover, without interest, all amounts expended.

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

     The Victorinox-Swiss Army Knife Foundation is a tax-exempt private foundation, funded primarily by contributions from the Company and Victorinox. It was organized in December, 1992 for general charitable purposes, including the improvement of the welfare of underprivileged children (and others) through the encouragement of organized athletic activities, including those sports in which an underprivileged child would not ordinarily participate. Louis Marx, Jr., a director of the Company, is President and a director of the Foundation. Stanley R. Rawn, Jr., Senior Managing Director and a director of the Company, and Herbert M. Friedman, M. Leo Hart and John Spencer, directors of the Company, are directors of the Foundation.

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

     If a director were to leave the Company prior to the time when the cash surrender value of the policy exceeds the aggregate premiums, and the Company received no further substantial benefit from his or her services, the obligation to pay future premiums would result in a charge to earnings at the time he or she left. The charge to earnings for 1996 with respect to directors who left the Company in 1996 is insignificant.

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


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)       Documents filed as part of this report:               Page(s)



(1)       Financial Statements:


          Report of Independent Public Accountants              F-1

          Consolidated Balance Sheets - December 31,
          1996 and 1995                                         F-2 to F-3

          Consolidated Statements of Operations for the
          Years Ended December 31, 1996, 1995 and 1994          F-4

          Consolidated Statements of Stockholders' Equity
          for the Years Ended December 31, 1996, 1995 and
          1994                                                  F-5

          Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1996, 1995 and 1994          F-6

          Notes to Consolidated Financial Statements            F-7 to F-25

(2)       Schedule --

          Schedule II -- Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and 1994 F-26

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swiss Army Brands, Inc.:

We have  audited  the  accompanying  consolidated  balance  sheets of Swiss Army
Brands, Inc., formerly The Forschner Group, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Army Brands, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.

Our  audits  were  made for the  purpose  of  forming  an  opinion  on the basic financial  statements  taken as a whole. The schedule listed in Item 14(a)(2) is
presented  for  purposes  of  complying   with  the   Securities   and  Exchange
Commission's  rules  and is not part of the  basic  financial  statements.  This schedule has been subjected to the auditing  procedure  applied in the audits of the  basic  financial  statements  and,  in our  opinion,  fairly  states in all material  respects  the  financial  data  required  to be set forth  therein  in relation to the basic financial statements taken as a whole.




                                                        ARTHUR ANDERSEN LLP


Stamford, Connecticut,
  February 4, 1997









                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                           December 31,            December 31,
                                              1996                     1995

Current assets:
   Cash and cash equivalents               $2,067,346                $608,757
   Accounts receivable, less
    allowance for doubtful accounts
    of $1,032,000 and $975,000,            32,992,281              31,970,449
    respectively
   Inventories                             29,656,511              36,733,146
   Deferred income taxes                    3,295,488               2,395,858
   Prepaid and other                        2,921,134               2,647,121
                                          ------------            ------------
      Total current assets                 70,932,760             74,355,331
                                          ------------            ------------

Deferred income taxes                       1,597,307                 771,371

Property, plant and equipment, net          3,968,461               4,105,865

Investments in preferred units, at cost     9,002,999               7,002,990

Investments in common stock and note
   receivable of unconsolidated affiliates    150,000               2,591,415

Foreign distribution rights, net of
   accumulated amortization of $2,518,116
   and $1,843,812, respectively             4,226,092               4,900,396

Other assets, net of accumulated
   amortization of $496,436 and
   $3,166,339, respectively                 8,764,906               7,502,884
                                           -----------             -----------
Total assets                              $98,642,525            $101,230,252
                                         =============           ============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                           December 31,            December 31,
                                              1996                   1995


Current liabilities
   Accounts payable                        $10,951,269             $6,479,200
   Accrued liabilities                       7,835,149              9,812,383
                                          -------------           ------------
 Total current liabilities                  18,786,418             16,291,583
                                          -------------           ------------

Commitments and contingencies (Note 13)

Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -
      2,000,000; no shares issued                _                      _
   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued - 8,822,968
      and 8,800,718, respectively              882,297                880,072
   Additional paid-in capital               46,181,841             45,897,740
   Foreign currency translation adjustment    (113,401)                (9,216)
   Retained earnings                        38,018,837             43,283,540
                                           -------------          ------------
                                            84,969,574             90,052,136
   Less-cost of common stock in
      treasury; 614,108 shares              (5,113,467)            (5,113,467)
                                           -------------          ------------
Total stockholders' equity                  79,856,107             84,938,669
                                           -------------          ------------

Total liabilities and stockholders' equity $98,642,525           $101,230,252
                                           =============         =============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                            1996            1995           1994

Net sales                               $130,029,897    $126,694,786   $144,437,320
Cost of sales                             89,193,757      82,430,435     88,633,762
                                        -------------   -------------  -------------
Gross profit                              40,836,140      44,264,351     55,803,558
Selling, general and administrative
   expenses before special charges
   and special charitable contribution    43,679,273      40,265,716     38,792,909


Special charges                            2,562,000           -              -

Special charitable contribution                -               -          1,500,000
                                        -------------   --------------  ------------

Total selling, general and
  administrative expenses                 46,241,273      40,265,716     40,292,909
                                        -------------   --------------  ------------

Operating income (loss)                   (5,405,133)      3,998,635     15,510,649
Interest expense                            (147,005)       (216,937)       (27,674)
Interest income                              120,093         556,631        391,387
Gain (loss) on sale (write-down)
  of investments                          (2,381,733)      1,771,456         36,720
Equity interest in unconsolidated
  affiliates                                   -            (548,200)         -
Other income (expense), net                  205,411          74,276         81,543
                                        -------------    --------------  -----------
Total interest and other
  income (expense), net                   (2,203,234)      1,637,226        481,976
                                        -------------    --------------  -----------

Income (loss) before income taxes         (7,608,367)      5,635,861     15,992,625

Income tax provision (benefit)            (2,343,664)      2,522,645      6,632,895
                                        -------------    --------------  -----------
Net income (loss)                        ($5,264,703)     $3,113,216     $9,359,730
                                        =============    ==============  ===========

Net income (loss) per share                   ($0.64)          $0.38          $1.16
                                        =============    ==============  ===========

Weighted average number of
   shares and equivalents outstanding      8,201,599       8,235,849      8,061,846
                                        =============    ==============  ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      Foreign
                                 Common Stock         Additional      Currency
                               Par Value  $.10          Paid-In     Translation   Retained      Treasury
                            Shares         Amount       Capital      Adjustment   Earnings        Stock


BALANCE
December 31, 1993          7,648,968     $764,897     $34,520,872    ($6,829)    $30,810,594   ($5,472,110)
Net income                     -            -               -            -         9,359,730         -
Stock options and warrant
  exercised                1,111,000      111,100      10,467,657        -             -             -
Stock grant                   37,000        3,700         486,925        -             -             -
Issuance of common stock
   from treasury               -              -           391,360        -             -           358,643
Foreign currency
   translation adjustment      -              -             -        (21,256)          -             -
                           ----------     --------     -----------   ---------    ------------   ----------
BALANCE
December 31, 1994          8,796,968      879,697      45,866,814    (28,085)     40,170,324    (5,113,467)

Net income                     -              -             -            -         3,113,216         -
Stock options exercised        3,750          375          30,926        -             -             -
Foreign currency
   translation adjustment      -              -             -         18,869           -             -
                           ----------     ---------    -----------   ---------    -------------  ----------

BALANCE
December 31, 1995          8,800,718      880,072      45,897,740     (9,216)     43,283,540    (5,113,467)

Net loss                       -              -             -            -        (5,264,703)        -
Stock options and warrant
   exercised                  22,250        2,225         284,101        -             -             -
Foreign currency
  translation adjustment       -              -             -       (104,185)          -             -
                           ----------     --------     -----------  ----------    -----------   -----------

BALANCE
December 31, 1996          8,822,968     $882,297     $46,181,841  ($113,401)    $38,018,837   ($5,113,467)
                           ==========     ========     ===========  ==========    ===========   ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                             1996          1995        1994
Cash flows from operating activities:
   Net income (loss)                    ($5,264,703)   $3,113,216    $9,359,730
   Adjustments to reconcile net income
   (loss) to cash provided from
   (used for) operating activities:
      Depreciation and amortization       4,035,399     3,249,376     3,207,294
      Deferred income taxes              (1,725,566)     (643,155)   (1,644,567)
      Treasury shares contributed to
       charitable foundation                  -               -         750,003
      Stock award                             -               -         303,125
      Equity interest in unconsolidated
       affiliates                             -           548,200           -
      (Gain) loss on sales of property,
       plant and equipment                    3,944         8,788        (9,030)
      (Gain) loss on (sale) write-down
       of investments                     2,381,733    (1,771,456)      (36,720)
                                          ----------   -----------    ----------
                                           (569,193)    4,504,969    11,929,835

Changes in other current assets and liabilities:
   Accounts receivable                   (1,091,241)   (2,329,783)   (6,105,787)
   Inventories                            6,966,002    (9,741,351)   (6,281,294)
   Prepaid and other                       (269,983)   (1,144,356)    3,020,220
   Accounts payable                       4,508,883    (7,580,883)    2,765,024
   Accrued liabilities                   (1,937,712)      (64,206)    3,525,716
                                         -----------   ------------  -----------
    Net cash provided from (used for)
         operating activities             7,606,756   (16,355,610)    8,853,714
                                         -----------   ------------  -----------

Cash flows from investing activities:
   Capital expenditures                  (1,464,699)   (1,430,352)   (1,676,477)
   Proceeds from sales of property,
     plant and equipment                      -            21,500        22,412
   Additions to other assets             (3,021,214)   (2,814,301)   (2,205,205)
   Investments in preferred units        (2,000,009)        -        (6,250,000)
   Investments in common stock                -        (3,709,546)          -
   Sales (purchases) of short-term
     investments                              -         5,311,608    (5,311,608)
   Proceeds from note receivable              -             -           186,120
   Proceeds from sale of investments         59,682     6,822,282       377,490
                                         -----------   -----------   -----------
   Net cash provided from (used for)
     investing activities                (6,426,240)    4,201,191   (14,857,268)
                                         -----------   -----------   -----------

Cash flows from financing activities:
   Proceeds from exercise of stock
     options and warrant                    286,326        31,301    10,766,257
                                         -----------   -----------   -----------
   Net cash provided from
     financing activities                   286,326        31,301    10,766,257
                                         -----------   -----------   -----------

 Effect of exchange rate changes on cash     (8,253)       23,686       109,638
 Net increase (decrease) in cash and cash
    equivalents                           1,458,589   (12,099,432)    4,872,341
   Cash and cash equivalents,
    beginning of period                     608,757    12,708,189     7,835,848
                                         -----------  ------------   -----------
   Cash and cash equivalents,
    end of period                       $ 2,067,346    $  608,757   $12,708,189
                                         ===========  ============   ===========
Cash paid during the period:
   Interest                               $ 147,005    $  251,637   $    27,674
                                         ===========  ============   ===========
   Income taxes                          $  232,985    $3,428,792   $ 6,883,242
                                         ===========  ============   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)    NATURE OF BUSINESS
          Swiss Army Brands, Inc. ("Swiss Army" or the "Company", formerly known as The Forschner Group, Inc. ) is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox cutlery and Victorinox watches. Swiss Army also markets its own line of Swiss Army Brand Watches and other high quality Swiss made products under its Swiss Army Brand worldwide. Swiss Army's cutlery line, which also includes imported products from Germany, England and France, is sold primarily to the food processing and service industries. Swiss Army's wholly-owned subsidiary, Cuisine de France Limited ("CDF"), imports and distributes high quality French made consumer cutlery under the Cuisine de France Sabatier brand. Substantially all of the assets of CDF were sold by the Company in 1997. Swiss Army has only one business segment - the importation and distribution of cutlery, knives, watches and other consumer products. Approximately 1%, 6% and 25% of Swiss Army's net sales for the years ended December 31, 1996, 1995 and 1994 respectively, resulted from participation in special promotional programs with one customer. The Company has received orders from this customer in 1997.

(2)    SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES
         Principles of consolidation
          The  consolidated  financial  statements  include the  accounts of the
          Company   and   its   wholly-owned   subsidiaries.   All   significant
          intercompany transactions have been eliminated.

         Use of estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Foreign currency translation and transactions
          Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in the foreign currency translation adjustment component of stockholders' equity, while gains and losses resulting from foreign currency transactions are included in net income (loss). The Company, from time to time, enters into foreign currency forward contracts and other currency trading arrangements to hedge specific foreign currency inventory purchase commitments. Gains and losses on these contracts are deferred and recognized in cost of sales when the related inventory is sold.

         Cash and cash equivalents
          Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less. Investments with maturities between three and twelve months are considered short-term investments.

         Inventories
          Domestic inventories are valued at the lower of cost determined by the last-in, first-out (LIFO) method or market. Had the first-in, first-out (FIFO) method been used to value domestic inventories as of December 31, 1996 and 1995, the balance at which inventories are stated would have been $3,157,000 and $2,746,000 higher, respectively. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories primarily consist of finished goods and packaging material.

         Property, plant and equipment
          Property, plant and equipment are stated at cost. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment are comprised of the following:

                                                   December 31,
                                            1996                   1995

          Leasehold improvements       $  1,030,138           $   818,446
          Equipment                       7,227,788             6,199,914
          Furniture and fixtures          1,669,895             1,473,188
                                         -----------           -----------
                                          9,927,821             8,491,548
          Accumulated depreciation       (5,959,360)           (4,385,683)
                                         -----------           -----------
                                         $3,968,461            $4,105,865
                                         ===========           ===========

          Depreciation is computed principally by use of the straight-line method based on the following estimated useful lives:

                                                               Years
          Equipment                                            3 to 10
          Furniture and fixtures                               7 to 10


          The provision for amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the assets or terms of the leases, whichever is shorter. For the years ended December 31, 1996, 1995, and 1994, depreciation and amortization expense of property, plant and equipment was approximately $1,599,000, $1,521,000 and $1,273,000, respectively.

         Long-lived assets
          In March 1995, Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued. The Company adopted SFAS No. 121 in 1996, and this accounting standard did not have a material effect on the Company's financial position or results of operations. The Company continually reviews the recoverability of the carrying value of these assets using the provisions of SFAS No. 121.

         Investments
          Investments in common stock of companies in which the Company owns between 20% to 50% are accounted for under the equity method, with the Company recording its proportional share of net income or losses of these companies and amortization of goodwill related to the acquisition of the investments. These amounts equalled losses of $548,200 for 1995.

          Investments in preferred units or stock, are accounted for at cost, subject to review for impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

          Investments in common stock of companies in which the Company owns less than 20% are accounted for at fair value, subject to review for impairment. Changes between cost and fair value are reflected as a component of stockholders' equity. Any write-down of the cost due to impairment are reflected as part of net income (loss).

         Earnings per share
          Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. For the years ended December 31, 1995 and 1994, the computation included 50,000 and 230,000 shares, respectively, issuable upon exercise of stock options and warrants after the assumed repurchase of common shares with the related proceeds. For the year ended December 31, 1996, no common equivalents have been included in the computation of earnings per share as they would have an anti-dilutive effect. There is no difference between primary and fully diluted earnings per share.

         Stock-based compensation
          In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. As permitted under the provisions of SFAS No. 123, the Company has not changed its method of accounting for stock-based compensation; however, SFAS No. 123 requires additional footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost. See Note 12 for the additional footnote disclosures required by SFAS No. 123.

         Income taxes
          The Company follows SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, the provision for income taxes, as determined using the liability method, includes deferred taxes resulting from temporary differences in income for financial and tax purposes. Such temporary differences primarily result from differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

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

         Reclassifications
          Certain reclassifications have been made to prior year's financial statements to conform with the 1996 presentation.

(3)    SPECIAL CHARGES
          In 1996, the Company recorded special charges of approximately $9,887,000 ($0.75 per share after tax) related to the completion of an extensive analysis of the Company's operations and non- strategic assets. The special charges consisted of:

          Write-off of inventory                           $4,932,000 (a)
          Selling, general and administrative charges       2,562,000 (b)
          Write-down of investments                         2,393,000 (c)
                                                          ------------
                                                           $9,887,000
                                                          ============


          (a) Represents the write-off of discontinued inventory, including certain cutlery products sold by CDF (see Note 7).

          (b) Consists of an $870,000 write-off of goodwill and other assets related to CDF (see Note 7), a $1,151,000 write-off for obsolete displays and a $541,000 write-off of other assets.

          (c) Consists of a $1,593,000 write-down of the Company's common stock investment in SweetWater, Inc. and a $800,000 write-off of the Company's investment in a privately held affiliated start-up entity
          (see Note 6).

(4)    PRINCIPAL SUPPLIERS
          Swiss Army imports for resale all of its Swiss Army Knives and certain of its other cutlery  products from a principal  supplier,  Victorinox
          Cutlery Company  ("Victorinox"),  a Swiss company.  Effective December
          12, 1993, Swiss Army renewed a five-year agreement  (originally signed on December 12, 1983 and as amended) with  Victorinox  which  appoints
          Swiss Army as exclusive  distributor of Victorinox Original Swiss Army
          Knives and most of its other cutlery products in the United States and gives Swiss Army  exclusive  rights to use  Victorinox  trademarks and trade names in the United States with respect to Swiss Army Knives and cutlery.  The  agreement  remains  in  effect  as long as  Swiss  Army continues  to  purchase  quantities  of Swiss Army  Knives and cutlery
          (based on the Swiss franc purchase price) at least equal to 85% of the maximum  amount of purchases of each in any  preceding  year. In 1995,
          Victorinox agreed to reduce the 1996 minimum purchase  requirements on knives to 75% of the  maximum  amount of  purchases  in any  preceding year. In 1996,  Victorinox  agreed to reduce the 1997 minimum purchase requirements  on knives to 65% of the maximum  amount of  purchases in any preceding  years. The Company  purchased the required  minimums in
          1996,   with  total   purchases  from   Victorinox  of   approximately
          $36,400,000.  Pursuant  to this  agreement,  Swiss  Army  must  obtain
          Victorinox's  permission to sell new cutlery  items.  All of the Swiss
          Army Knives and certain of the cutlery  items that Swiss Army sells in
          Canada and the Caribbean also are supplied by Victorinox.


          Foreign distribution rights with Victorinox are comprised of the following:


                                          Cost at December 31,     Amortization
                                           1996          1995         Period

          Canadian distribution
            rights (A)                  $3,483,064    $3,483,064     10 years
          Caribbean and Victorinox Watch
            distribution rights (B)      3,261,144     3,261,144     10 years
                                        -----------   -----------
                                         6,744,208     6,744,208
          Accumulated amortization      (2,518,116)   (1,843,812)
                                        -----------   -----------
                                        $4,226,092    $4,900,396
                                        ===========   ===========


          (A) In April 1992, Swiss Army entered into an agreement with Victorinox under which it received the exclusive distribution rights for Victorinox Original Swiss Army Knives in Canada and was appointed the principal distributor of Victorinox professional cutlery in Canada. In exchange for the grant of these rights, Swiss Army issued to Victorinox 277,066 shares of its common stock from treasury. The rights received were awarded to Swiss Army for a fixed term with a continuous five-year renewal arrangement upon expiration of the fixed term. Victorinox has the right ot to renew the agreement; however, should Victorinox choose not to renew upon expiration of the fixed term, Victorinox is required to pay Swiss Army $3,500,000.

          (B) On December 21, 1993, Swiss Army entered into an agreement with Victorinox under which it received the exclusive distribution rights for Victorinox Original Swiss Army Knives and professional cutlery in the Caribbean. Swiss Army also received the right to distribute Victorinox Swiss-made watches in the United States, Canada and the Caribbean and acquired the 20% share of the Company's subsidiary, Victorinox of Switzerland, Ltd., that Victorinox owned. In exchange for the grant of these rights and the stock acquired, Swiss Army issued to Victorinox a five-year warrant to purchase 1,000,000 shares of common stock at a $3.75 discount to the current market price on the date of exercise. The value of the warrant of $3,750,000 was allocated between the purchase of the distribution rights ($3,261,144) and the acquisition of the 20% share of Victorinox of Switzerland, Ltd., ($488,556). In April 1994, the discount from the current market price was modified to $4.25 in exchange for Victorinox's agreement to pay the exercise price immediately instead of after one year as allowed by the original agreement. All of the shares issued upon exercise of the warrant were subsequently sold to a corporate shareholder of Swiss Army that is controlled by a director of Swiss Army, in exchange for shares of the common stock of that corporation. As part of the agreement, Swiss Army will pay Victorinox a royalty of 1% of net sales of Victorinox Watches. The Caribbean distribution rights are for a fixed term automatically renewable in successive five-year periods unless either party notifies the other at least six months prior to expiration of such period of its intent not to renew. The term of Victorinox Watch distribution rights in each territory coincides with the term in that territory for Victorinox cutlery products.

          The Company does not have any manufacturing facilities and imports virtually all of its products from independent suppliers. The
          Company's business is subject to certain risks related to its arrangements with its foreign suppliers, including possible restrictions on transfer of funds, the risk of imposition of quotas on the amount of products which may be imported into the United States (although no quota currently exists), maritime union strikes and political instability. Although the Company has a United States exclusive distributorship agreement with Victorinox, its principal supplier, it does not have such contractual arrangements with its other suppliers. The agreement with Victorinox provides for certain minimum annual purchases of products by the Company, and failure to achieve these goals would result in Victorinox having the right to terminate the agreement. Such a termination would have a material adverse effect upon the Company's operations. The agreement also provides that the Company will not add non-Victorinox items to its line of cutlery products without the prior agreement of Victorinox. Although the Company has a contractual right to receive minimum quantities of Swiss Army Knives from Victorinox, were this source of supply to fail for any reason, the Company would probably be unable to find an alternative source. Any substantial disruption of the Company's relationships with Victorinox would have a material adverse effect on its operation and results. Virtually all of the Company's imported products are subject to United States custom duties.

          Although approximately 73%, or $18,800,000, of total payments for watches and watch parts in 1996 were made to a single watch supplier, which is responsible for the final assembly of watch components manufactured by several manufacturers, the Company believes that alternate watch suppliers would be available, if necessary. Furthermore, the Company believes that the loss of this supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

(5)     RELATED PARTY TRANSACTIONS
          One of Swiss Army's directors is a partner in a law firm which provides legal services to the Company. For the years ended December 31, 1996, 1995 and 1994, Swiss Army incurred fees of $598,000 , $516,000 and $588,000, respectively, relating to these services. Of the 1994 fees, $176,000 were paid on behalf of Forschner Enterprises, Inc., the predecessor company to Hudson River Capital LLC and Victory Capital LLC, and capitalized as part of Swiss Army's investment therein.

          Four of Swiss Army's directors serve as directors for Hudson River Capital LLC, including one who serves as Co-Chairman. Six of Swiss Army's directors serve as directors for Victory Ventures LLC, including two who serve as Co-Chairman. Five of Swiss Army's directors, one of which is an executive officer of Swiss Army, serve as directors of SweetWater, Inc. See Note 6 for further discussion.

          A company policy authorizes Swiss Army to compensate, in the form of a commission of up to 3% of net sales for up to three years, non-employees for their direct role in introducing significant new customers to the Company. In 1995 and 1994, Swiss Army paid to a relative of one of Swiss Army's directors half of a 3% commission on net sales to a customer, on whose board the same director also serves as a member. In 1995 and 1994 this customer represented approximately 6% and 25% of Swiss Army's total revenues (see Note 1).

          In July 1994, Swiss Army entered into a Services Agreement with Brae Group, Inc. ("Brae"), a company which is a stockholder of Swiss Army and in which a Swiss Army director and a principal supplier have a controlling and minority stock interest, respectively. Under the Services Agreement, Brae is to provide various services to Swiss Army for a period of four years relating to maintaining, enhancing and expanding Swiss Army's relationship with the Company's principal supplier. In exchange for these services, Brae received an option to purchase 500,000 shares of Swiss Army's common stock at the then current market price of $10.75 per share. The option vested immediately and can be exercised for 10 years from the date of the Services Agreement (see Note 12).

          Effective January 1, 1995, Swiss Army entered into an agreement with a director, under which the director received $10,000 per month for consulting services rendered in 1995. This agreement was terminated on December 31, 1995.

          In December 1995, a Swiss Army director and former Co-Chairman entered into an agreement with the Company to become a sole distributor of Swiss Army Brand products to the golf market. Investors in this new entity include the Company's principal supplier and a member of Swiss Army's Board of Directors, who is a controlling stockholder of Brae. Sales to this entity were approximately $270,000 in 1996.

(6)    INVESTMENTS
          Investments consist of the following as of December 31, 1996 and 1995:


                                                   Carrying
                                                     Value           Cost
          December 31, 1996:

          Preferred units of Hudson River
            River Capital LLC (A)                $ 7,907,345      $ 7,907,345
          Preferred units of
            Victory Ventures LLC                   1,095,654        1,095,654
                                                  -----------      -----------
          Total investments at cost              $ 9,002,999      $ 9,002,999
                                                  ===========      ===========

          Common stock of SweetWater,              $ 150,000      $ 3,381,742
            Inc. (B)
          Common stock and note receivable
            of affiliated entity  (C)                   -             800,000
                                                  -----------      -----------
          Total investments in common stock
            and note receivable of
            unconsolidated affiliates              $ 150,000      $ 4,181,742
                                                  ===========      ===========



                                                   Carrying
                                                     Value           Cost

          December 31, 1995:

          Preferred stock of Forschner
            Enterprises, Inc. (A)                 $7,002,990      $7,002,990
                                                  ----------      ----------
            Total investment at cost              $7,002,990      $7,002,990
                                                  ==========      ==========
          Common stock of SweetWater,
            Inc. (B)                              $1,791,415      $3,430,175
          Common stock and note receivable of
            affiliated entity (C)                    800,000         800,000
                                                  ----------      ----------

          Total investments in common stock
            and note receivable of
            unconsolidated affiliates             $2,591,415      $4,230,175
                                                  ==========      ==========

          (A) Hudson River Capital LLC ("Hudson River"), formerly known as Victory Capital LLC ("Victory"), is a private equity firm specializing in middle market acquisitions, recapitalization and expansion capital investments. Hudson River currently has equity and other interests in several private and publicly traded companies. In 1994, Swiss Army invested a total of $7,002,990 paid in cash and in shares of stock of a publicly traded corporation, to acquire 700,299 shares of preferred stock of Forschner Enterprises, Inc. ("FEI"), the predecessor company to Victory. On March 1, 1996, FEI merged into Victory and the preferred stock of FEI was converted to preferred units of Victory. In May 1996, Swiss Army invested a total of $2,000,009 in Victory, acquiring 190,477 preferred units. In October 1996, Victory Capital LLC changed its name to Hudson River Capital LLC. In November 1996, Hudson River distributed to its members its ownership interest in Victory Ventures LLC ("Victory Ventures"). This event was non-taxable and resulted in no gain or loss to the Company. Victory Ventures is a private equity firm specializing in small market venture capital investments. As a result of the distribution, the Company owns 890,776 preferred units (representing approximately 9.1% of outstanding equity) of Victory Ventures valued at $1.23 per unit at December 31, 1996. At December 31, 1996, the Company owns 890,776 preferred units (representing approximately 4.2% of outstanding equity) of Hudson River. The preferred units in Hudson River and Victory Ventures owned by Swiss Army carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. Swiss Army is accounting for these investments on the cost basis, subject to review for impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

          (B) SweetWater, Inc. ("SweetWater") manufactures and sells portable water purification and filtration systems to the sporting goods, recreational, travel and tourist, emergency preparedness and military markets. As of December 31, 1993, SweetWater was a private company and Swiss Army owned preferred stock with a 40% voting interest. In January 1994, SweetWater issued 718,750 shares of common stock in an initial public offering (resulting in 1,837,243 shares of common stock outstanding), at which time Swiss Army's holdings of preferred stock were converted into 430,000 shares of common stock. In January 1994, Swiss Army sold 72,000 shares of SweetWater to a stockholder of Victorinox for approximately $374,000. Swiss Army's cost for the stock sold was approximately $338,000. Through December 31, 1994, the Company accounted for this investment at fair value with changes between cost and fair value reflected as a component of stockholders' equity. During 1995, Swiss Army purchased additional shares of common stock for $1,837,000, raising its percentage ownership to 38%.

          Accordingly, in 1995, the Company accounted for this investment under the equity method. Swiss Army's share of the losses of SweetWater, including amortization of goodwill, totaled $1,638,000. During 1995, SweetWater issued additional shares to outside investors. As a result, as of December 31, 1995, Swiss Army owned 20.5% of the outstanding stock of SweetWater. Effective January 1, 1996, Swiss Army decreased its percentage of ownership of SweetWater to below 20% due to the sale by Swiss Army of SweetWater common stock. Accordingly, as of January 1, 1996, this investment was accounted for at fair value. In December 1996, the investment in SweetWater was written down to $150,000, its estimated fair value, due to the impairment in the value of the investment. This write-down of approximately $1,593,000 has been included in gain (loss) on sale (write-down) of investments. Due to the limited trading of SweetWater's common stock, the valuation of this investment is subject to uncertainty and could change in the near term.

          (C) In 1995, the Company purchased 5,160 shares of common stock and an 8% convertible note due in the year 2000 of a privately held affiliated start-up entity that was in the business of designing, manufacturing and marketing fine jewelry. In 1995, the common stock and the convertible note had been recorded at cost. In the second quarter of 1996, the investment was fully written off due to the impairment in the value of the investment. The write-down of $800,000 has been included in gain (loss) on sale (write-down) of investments.

          Simmons Outdoor Corporation ("Simmons") was a publicly traded company whose primary business is marketing and distributing branded sporting goods products (principally optical in nature). In the fourth quarter of 1995 the Company's investment in common stock of Simmons was sold, resulting in a pre-tax profit of $1,740,000, which is included in the gain (loss) on sale (write-down) of investments. In 1995, prior to the sale of the common stock, the Company accounted for this investment under the equity method. Swiss Army's share of the income of Simmons, net of amortization of goodwill, totaled $1,090,000.

(7)    OTHER ASSETS
          Other assets in the accompanying consolidated balance sheets consists of the following at December 31, 1996 and 1995:

                                            December 31,         Amortization
                                        1996          1995          Period

       Cash surrender value of
         life insurance (See Note 13) $7,317,215    $5,855,757         N/A

       Goodwill (A)                       -          1,179,189       10 years

       Other                           1,944,127     3,634,277      1-5 years
                                      -----------   -----------

       Accumulated amortization         (496,436)   (3,166,339)
                                      -----------   -----------
                                      $8,764,906    $7,502,884
                                      ===========   ===========


          (A) On September 2, 1992, the Company acquired certain assets and assumed certain liabilities of CDF. This acquisition was accounted for as a purchase with the assets acquired and liabilities assumed recorded at their fair value. As discussed in Note 3, in 1996 the remaining net book value of the goodwill was written off. In January 1997, the Company entered into an asset purchase agreement to sell certain assets and liabilities of CDF. No significant gain or loss will result from this transaction. For the years ended December 31, 1996, 1995 and 1994, amortization expense was approximately $2,436,000, $1,728,000 and $1,934,000, respectively.

(8)    ACCRUED LIABILITIES
          The components of accrued liabilities were as follows as of December 31, 1996 and 1995:

                                                      1996              1995

          Sales, marketing and promotional         $2,631,384       $3,318,970
          Payroll related                           1,425,620        1,623,641
          Pension                                     585,706          628,303
          Income taxes                                314,215        1,114,389
          Other                                     2,878,224        3,127,080
                                                   -----------      -----------
                                                   $7,835,149       $9,812,383
                                                   ===========      ===========


(9)    REVOLVING CREDIT AGREEMENT
          Swiss Army had a $15,000,000 revolving credit agreement which, as amended, carried interest at either the bank's Base Rate, or the London Interbank Offered Rate (LIBOR) rate, plus 1.25%. This agreement expired on January 30, 1997. The interest rate was at Swiss Army's discretion subject to the terms of the loan. Swiss Army had no outstanding balance under this agreement at either December 31, 1996 or 1995. Borrowings under this line were used for working capital requirements and, within certain restrictions, for any corporate purpose. The revolving term loan agreement contained certain restrictions relating to the payment of dividends, repurchase of stock, issuance of additional debt and sale of certain assets. In addition, the agreement required the continuation of the exclusive distribution agreement with Swiss Army's principal Swiss Army Knife and cutlery supplier (see Note 4). The Company is currently reviewing its options to establish a new revolving credit agreement. The Company plans to use the line of credit described below for borrowings, if needed, prior to establishment of a new revolving credit agreement.

          The Company maintains a $5,000,000 line of credit with a financial institution. This facility is unsecured and contains no restrictions or requirements. The Company had no outstanding balance under this agreement at December 31, 1996.

(10)   INCOME TAXES
          The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994, consists of the following:


                                            Year Ended December 31,
                                 1996                 1995              1994

          Current
            Federal          ($1,140,055)          $2,614,025        $7,188,549
            Foreign              292,215               43,720             -
            State                229,742              508,055         1,088,913
                               ----------           ----------        ----------
               Total current    (618,098)           3,165,800         8,277,462

          Deferred
            Federal           (1,331,981)            (492,108)       (1,258,334)
            State               (393,585)            (151,047)         (386,233)
                               ----------           ----------        ----------
               Total deferred (1,725,566)            (643,155)       (1,644,567)
                               ----------           ----------        ----------
          Provision (benefit)
            for income taxes ($2,343,664)          $2,522,645        $6,632,895
                              ===========           ==========        ==========

          The significant components of the deferred tax asset (liability) as of December 31, 1996 and 1995 are as follows:

                                                  1996            1995

          Loss on write-down of investments   $1,211,493        $651,195
          Inventory related reserves           1,151,593         994,807
          Sales and marketing reserves         1,074,376         654,856
          Depreciation and amortization          552,300        (150,750)
          Accrued employee benefits              540,913         755,003
          Net operating loss carryforward
            for state purposes                   196,931             -
          Other                                  165,189         262,118
                                              -----------       ----------
                                              $4,892,795       $3,167,229
                                              ===========       ==========

          No valuation allowance has been recorded against the Company's deferred tax assets as the Company believes it is more likely than not that the Company will realize the deferred tax assets.

          A reconciliation of the income tax provision (benefit) calculated at the federal income tax statutory rate and the Company's effective income tax rate for 1996, 1995 and 1994 is as follows:

                                                1996        1995       1994

          Statutory federal income tax rate    (34.0%)      34.0%      35.0%
          State income taxes, net of
            federal income tax benefit          (4.1)        6.8        2.9
          Foreign tax rate differences           3.8         0.8        1.4
          Other                                  3.5         3.2        2.2
                                               -------     -------    ------
          Effective income tax rate            (30.8%)      44.8%      41.5%
                                               =======     =======    ======


          At December 31, 1996, the Company has net operating loss carryforwards, subject to Internal Revenue Service review, of approximately $3.1 million. The Company plans utilize the loss carryfowards by carrying them back to previous years.

(11)   EMPLOYEE BENEFITS
          Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. Benefits are based on years of service and the employee's compensation during the five highest consecutive compensation years. Costs under the plan are accrued and funded on the basis of accepted actuarial methods. Total pension expense approximated $232,000, $324,000 and $218,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

          The net periodic pension cost of Swiss Army's pension plan in 1996, 1995 and 1994 includes the following components:


                                               1996        1995        1994

          Service cost - benefits
            earned during the period         $239,607    $256,331    $196,795
          Interest cost on projected
            benefit obligation                156,335     159,618     123,590
          Return on assets                   (144,010)   (110,233)    (94,726)
          Amortization of net
            transition asset                  (14,188)    (14,188)    (14,188)
          Amortization of unrecognized
            prior service cost                (13,253)    (13,529)    (13,818)
          Amortization of net loss              7,424      46,021      19,939
                                              --------   ---------   ---------
          Net periodic pension cost          $231,915    $324,020    $217,592
                                              ========   =========   =========

          The funded status of the Company's defined benefit plan at December 31, 1996 and 1995 follows:

                                                  1996              1995


          Actuarial present value of:
            Vested benefit obligation          $2,072,841        $1,903,390
                                                =========         =========
            Accumulated benefit obligation     $2,072,841        $1,903,390
                                                =========         =========
          Projected benefit obligation         $2,629,302        $2,694,164
          Market value of plan assets           2,110,602         1,565,095
                                                ---------         ---------
          Plan assets less than projected
            benefit obligation                   (518,700)       (1,129,069)
          Unrecognized net loss                   332,905           896,032
          Unrecognized prior service cost        (268,515)         (281,768)
          Unrecognized net transition asset       (85,134)          (99,322)
                                                ----------        ----------
          Accrued pension cost                  ($539,444)        ($614,127)
                                                ==========        ==========

          Rates used in determining the actuarial present value of the projected benefit obligation were as follows:

                                                                  December 31,
                                                                  1996   1995

          Discount rate                                           7.00%  7.00%
          Rate of increase in future compensation levels          5.00%  5.00%
          Expected long-term rate of return on plan assets        8.00%  8.00%

          Plan assets consist principally of investments in fixed income securities, short-term investments and common stock.

          The Company maintains a 401(k) employee benefit plan pursuant to which participants can defer a certain percent of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company can elect to make a matching contribution of up to 6% of annual eligible compensation per employee. The determination to make a matching contribution is made at the beginning of each fiscal year. During 1996, 1995 and 1994 the Company incurred expenses of approximately $135,000, $129,000 and $88,000 related to this plan.

          The Company offers no other post retirement benefits.

(12)   STOCKHOLDERS' EQUITY
          During 1996 and 1994, the stockholders approved adoption of The Forschner Group, Inc. 1996 Stock Option Plan and The Forschner Group, Inc. 1994 Stock Option Plan, respectively, providing for the grant of options to employees, including officers of the Company, and members of the Board of Directors. Under these plans and previous stock option plans, 805,094 shares of common stock are reserved and available for issuance. Options expire no later than ten years after the date of grant. Option prices equal at least 100% of the fair market value of Swiss Army's common stock on the date of grant. The vesting of options is determined by the Stock Option and Compensation Committee, which administers the plan, and for options outstanding as of December 31, 1996, vesting ranges from immediately upon grant to three years.

          The following table summarizes stock option plan and warrant activity for the three years ended December 31, 1996:



                                                   Number
                                                  of Shares       Option Price

          Outstanding at December 31, 1993         669,533     $  3.32 - $17.50
           Granted                               1,325,000      $10.75 - $15.25
           Exercised                              (111,000)    $  5.25 - $11.50
           Canceled                               (535,000)     $14.50 - $17.50
                                                 ----------
           Outstanding at December 31, 1994      1,348,533      $ 3.32 - $17.50

           Granted (A) (B)(C) (D)                  912,000      $11.75 - $12.88
           Exercised                                (3,750)     $ 6.50
           Canceled (B) (D)                       (248,658)     $ 3.32 - $17.50
                                                 ----------
           Outstanding at December 31, 1995      2,008,125      $ 5.25 - $14.50

           Granted (E)                             348,750      $13.63
           Exercised                               (22,250)      $5.25 - $12.88
           Canceled                                (22,625)     $12.25 - $12.88
                                                 ----------
           Outstanding at December 31, 1996      2,312,000       $5.25 - $14.50
                                                 ==========


          Of the options and warrants outstanding at December 31, 1996, 1,697,688 are exercisable at a weighted average option price of $11.79 per share.

          (A) In January 1995, the Company issued 637,000 options to purchase common stock at $12.88 per share to various Company employees, officers and directors. These options are exercisable in four equal installments over three years starting with the grant date.

          (B) Included as granted are options to purchase 25,000 shares of common stock at $11.75 per share to a former director, which replaced the same number of options granted in 1993 at $17.50 per share, that were canceled concurrently. The newly issued options retain vesting rights of the options they replaced.

          (C) In December 1995, the Company issued a warrant to purchase 100,000 shares of common stock at $12.50 per share to an officer of the Company. The warrant is exercisable in four equal installments over three years starting with the grant date.

          (D) Included as canceled are 150,000 options to purchase common stock at $12.88 per share which were issued to a director. In December 1995, options covering 150,000 shares were granted to another director at $12.50 per share. These options are exercisable in four equal installments over three years starting with the grant date.

          (E) In November 1996, the Company issued 348,750 options to purchase common stock at $13.63 per share to various Company employees and officers. These options are exercisable in four equal installments over three years starting with the grant date.

          The weighted-average fair value of the stock options and warrants granted in 1996 and 1995 was approximately $5.45 and $5.80, respectively. The weighted-average fair value of the options and warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30%; expected life of options and warrants of 6 years; dividend yield of 0%; and risk free interest rate of 6.04% in 1996 and 6.70% in 1995, respectively.

          The Company accounts for stock options and warrants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for 1996 and 1995 been determined under the principles of SFAS No. 123, the Company's net income (loss) and earnings per share would have been the following:



                                                  1996                1995

          Pro forma net income (loss)         ($6,386,000)         $2,343,000
          Pro forma earnings per share             ($0.78)              $0.28



          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to stock options and warrants granted prior to 1995, and additional options and warrants may be granted in future years.

(13)   COMMITMENTS AND CONTINGENCIES
          The Company has minimum purchase requirements under an agreement with its principal Swiss Army Knife and cutlery supplier (see Note 4).

          On December 18, 1996, the Swiss Military Department representing the Swiss Confederation ("Swiss Confederation") and the Company entered into a trademark agreement (the "Trademark Agreement") pursuant to which the Company was granted certain worldwide use and sublicensing rights in connection with trademarks containing the words "Swiss Army" registered by the Swiss Confederation in Switzerland (the "Swiss Confederation Trademarks"). The Swiss Confederation acknowledged the Company's exclusive right to use the Company's trademarks in the countries of their registration or application and agreed to assist the Company in enforcing the Company's rights with respect to its trademarks. In addition, the Swiss Confederation stated its intention to assist Victorinox, the Company and two other companies in safeguarding their rights with respect to "Swiss Army" as applied to knives and in preventing the use of "Swiss Army" with respect to multi-blade pocketknives, multi-tools and other products which are not Swiss products.

          The Trademark Agreement grants the Company the right to an exclusive royalty free license of the Swiss Confederation Trademarks as applied to watches and sunglasses in the United States, Canada and the Caribbean. The Company is also granted such rights with respect to certain designated products that either it or its licensees sell in commercial quantities in the United States, Canada and the Caribbean within designated time periods. In the event the Company or its licensees do not sell commercial quantities of product categories within the time periods set by the agreement, the Swiss Confederation shall have the right, subject to certain conditions, to license the Swiss Confederation Trademarks to a third party and, in such event, the Company shall be obligated to offer such third party a license of the Company's appropriate trademark.

          Outside of the United States, Canada and the Caribbean, the Trademark Agreement provides for the grant to the Company of the right to an exclusive license, subject to the existing legal rights of others, for watches and sunglasses at a royalty equal to 3% of net sales. In addition, the Company has the right to a license for certain designated products outside of the United States, Canada and the Caribbean also at a royalty equal to 3% of net sales, to use the Swiss Confederation Trademarks provided that the Company commences the sale of commercial quantities of such products within time periods prescribed by the Trademark Agreement.

          The Trademark Agreement also provides that all products sold under the license must be of a quality at least equal in workmanship and materials to the products currently sold by the Company, Victorinox or one other company and that in the event the Company discontinues sales of goods in commercial quantities in any category of goods for three consecutive years, the Swiss Confederation shall have the right to terminate the license as to that category after giving the Company notice and an opportunity to resume sales. Except for the foregoing limitation, the rights of the Company with respect to the use of the Swiss Confederation Trademarks under the Trademark Agreement are perpetual. It is anticipated that the right to utilize the Swiss Confederation Trademarks on certain products other than timepieces and sunglasses will be made available to one other company by the Company on terms yet to be discussed.

          At December 31, 1996, minimum rental payment commitments for office and warehouse space leased by Swiss Army under operating leases are:


                       1997             $1,322,000
                       1998              1,344,000
                       1999              1,337,000
                       2000              1,283,000
                       2001                819,000

          During the years ended December 31, 1996, 1995 and 1994, rent expense was approximately $1,313,000, $1,390,000 and $945,000, respectively.

          As of February 1, 1997, the Company has open contracts to purchase approximately 64,000,000 Swiss francs in 1997 as a hedge against future purchase of inventories.

          The Company maintains split dollar life insurance agreements covering two members of the Board of Directors. Primarily, these policies can only be canceled upon the mutual agreement of the Company and the insured. However, if these policies were canceled at December 31, 1996, the Company would receive in cash an amount equal to the lesser of the cash surrender value or cumulative premiums paid to date on these policies which was approximately $3,283,000. Under the terms of these life insurance policies, the Company will make approximate future premium payments, if the policies remain in force, as follows:


                         1997                   $812,000
                         1998                    827,000
                         1999                    843,000
                         2000                    858,000
                         2001 and thereafter   3,940,000

          In 1993, Swiss Army's Board of Directors adopted a charitable insurance program that will enable Swiss Army to make a commitment to the Victorinox-Swiss Army Knife Foundation (the "Foundation"), a foundation which engages in various charitable activities including the promotion of athletic events for underprivileged urban youth, as well as a broad range of charities. In 1994, Swiss Army made a special $1.5 million contribution in the form of cash and common stock to the Foundation. Under the program, Swiss Army owns, is the beneficiary of, and pays all the premiums for life insurance policies on the lives of cerain Board members. Pursuant to the program, upon the death of each Director, the Company will retain a share of the insurance proceeds equal to the cumulative premiums paid by the Company for the policy on that Director's life. One half of any additional insurance proceeds received upon the death of an insured Director will be used to fulfill charitable pledges made to the Victorinox-Swiss Army Knife Foundation. The remaining half of the additional proceeds will be used to fulfill charitable pledges recommended by the individual Directors. Swiss Army is generally bound to continue to pay all premiums on the policies for the lives of the insured Directors or, in the case of the Chairman of the Management Committee, as long as he is an officer or a board member or agrees to serve as a consultant to the Company. Swiss Army will make approximate future premium payments related to these programs as follows:


                         1997                  $1,115,000
                         1998                   1,115,000
                         1999                   1,115,000
                         2000                   1,115,000
                         2001 and thereafter    8,205,000


          Under existing federal tax laws, the receipt by Swiss Army of the proceeds from an insurance policy upon the death of a director would not result in regular taxable income to the Company; however, Swiss Army may be subject to alternative minimum tax on a portion of the receipts. When Swiss Army makes cash contributions to a designated charity, it will be entitled to a tax deduction equivalent to the sum of those contributions. The extent of the utilization of this deductSwiss Army isear will depend upon Swiss Army's taxable income, since entitled to claim as charitable deductions only 10% of its taxable income in any year. However, these deductions may be carried forward for tax purposes for a period of five years.

          Based upon estimates prepared by the Company's insurance agent, the anticipated earnings impact related to the policies for both the Foundation and the two members of the Board of Directors is expected to be insignificant.

          Swiss Army entered into an employment agreement dated as of January 2, 1996 with a director of the Company who, until December 13, 1995, was Co-Chairman of the Board and Chief Executive Officer of Swiss Army. The agreement provides that the former Co- Chairman shall be employed in an executive capacity with the Company and shall be available to consult with and advise the Company on such matters as might be requested by senior management of the Company for at least eighty-five hours per month on issues dealing with the maintenance of corporate trademarks, corporate legal matters, and strategic support relative to strategic relations with Victorinox, the Company's key supplier. The former Co- Chairman is being paid a salary of $140,000 per annum and, during 1996 received a one-time bonus of $300,000. The agreement, which has a term of five years, also provides that following the termination of the agreement, this individual would be prohibited from competing, with certain exceptions, with the business of the Company for a period of three years.

          In 1994, in a case originally brought by the Company against Arrow Trading Co., Inc. ("Arrow") in September 1992 in the District Court for the Southern District of New York, the U.S. Court of Appeals for the Second Circuit reversed a judgment originally issued in the Company's favor and held that the use of "Swiss Army" on Chinese-made knives could not be enjoined on grounds of geographic misdescriptiveness. On remand, the District Court ruled that Arrow had violated Section 43(a) of the Lanham Act and New York common law in connection with its sale of Chinese-made multi-bladed pocketknives which Arrow called "Swiss Army Knives". The Arrow engaged in the Company had proved its contention that unfair competition and held that Arrow, although free to use the phrase "Swiss Army Knife" to designate its product, must amply distinguish it from the Company product and prohibited Arrow from selling any multi-function pocketknives as "Swiss Army Knives" unless the phrase "Swiss Army Knife" is immediately preceded or followed by Arrow's name in such a way as to clearly designate its origin and that the size of the type designating origin be no smaller or less prominent than the type used in the phrase "Swiss Army Knife". The Company intends to utilize all reasonable means to safeguard the public from being misled by inferior imitation products. Management and legal counsel are unable to predict at this time, what impact, if any, the outcome of this litigation will have on the Company's financial position and results of operations.

          In addition, the Company is involved in certain legal matters relating to trademark, patent, and other general business matters. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

(14)   INTERNATIONAL OPERATIONS
          A  summary  of  selected   financial   information  for  international
          operations is as follows:

                                              1996                   1995


          Net sales                       $17,239,000            $14,164,000
          Operating income (loss)           1,674,000               (185,000)
          Identifiable assets              12,204,000             12,801,000


          No selected financial information has been presented for 1994 as international operations were less than 10% of net sales, operating income and identifiable assets.

(15)   QUARTERLY FINANCIAL DATA (Unaudited)


                                                                Quarter Ended
                                       March 31      June 30       September 30   December 31

          1996
         Net sales                   $26,079,513    $28,676,650    $34,616,208    $40,657,526
         Gross profit                  8,592,757      5,388,921     11,996,389     14,858,073
         Income (loss) before income
           taxes                        (414,974)    (6,997,867)     1,140,071     (1,335,597)
         Net income (loss)              (244,974)    (4,056,867)       642,071     (1,604,933)
         Net income (loss) per share      ($0.03)        ($0.49)         $0.08         ($0.20)

         1995
         Net sales                  $ 29,369,721     25,925,259   $ 30,186,155   $ 41,213,651
         Gross profit                 10,700,594      8,715,449     10,466,106     14,382,202
         Income before income taxes    2,194,832        538,773        540,331      2,361,925
         Net income                    1,270,782        218,183        196,290      1,427,961
         Net income per share       $       0.15     $     0.03   $       0.02   $       0.18


          Results for June 30, 1996 and December 31,1996 as compared to the same periods for 1995 were impacted by inventory write-offs, investment write-downs and special charges of $7,394,000 and $2,493,000, respectively. See Note 3 for further discussion.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                 Column A                        Column B   Column C     Column D      Column E
                                                            Additions
                                                 Balance    Charged to                Balance At
                                                   At       Costs and                   End of
              Classification                    Beginning    Expenses    Deductions      Year
                                                 of Year

          Year Ended December 31, 1996:

            Allowance for Doubtful Accounts     $975,000      $57,000     $      -    $1,032,000
                                                ========    =========    ==========    =========

            Inventory Reserve                   $918,000   $4,932,000   ($3,900,000)  $1,950,000
                                                ========    =========    ==========    =========

          Year Ended December 31, 1995:

            Allowance for Doubtful Accounts  $   755,000     $220,000     $      -      $975,000
                                                 =======     ========    ===========    =========

            Inventory Reserve                $   750,000     $168,000     $      -      $918,000
                                                 =======     ========    ===========    =========
          Year Ended December 31, 1994:

           Allowance for Doubtful Accounts   $   710,000    $  45,000             -     $755,000
                                                 =======     ========    ===========    =========

            Inventory Reserve                $   201,000     $549,000            -      $750,000
                                                 =======     ========    ===========    =========

    (3)    Exhibits.

           Exhibit Title                                             Exhibit No.

(2)        Not Applicable

(3)       (A)    Articles of Incorporation, as amended, incorporated
                 by reference to the  Exhibits  to  Quarterly  Report
                 on Form 10-Q for the fiscal year ended June 30, 1996.       *

          (B)    By-laws, as amended,  incorporated by reference to
                 the Exhibits to Annual  Report on Form 10-K for the
                 fiscal  year ended  December  31, 1995.                     *

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

(9)        Not Applicable.

(10)       Material Contracts

          (A)    Employment Agreement dated as of September 15, 1983
                 between SABI and Michael M. Weatherly, incorporated
                 by reference to the Exhibits to Registration Statement
                 on Form S-18, No. 2-87357-B.                                *

          (B)    1983 Stock Option Plan, incorporated by reference to
                 the Exhibits to Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1990.                        *

          (C)    Letter Agreement dated December 12, 1983 between
                 Victorinox Cutlery Company and R.H. SABI Co., Inc., incorporated by reference to the Exhibits to Annual
                 Report on Form 10-K for the fiscal year ended
                 December 31, 1994.                                          *

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

          (I)    Agreement to Lease dated June 14, 1990 between The
                 SABI Group, Inc. and Petran Trap Falls Associates, incorporated by reference to the Exhibits to Annual
                 Report on Form 10-K for the fiscal year ended
                 December 31, 1990.                                          *

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

          (N)    Agreement of guarantee and suretyship dated
                 January 31, 1991 by Swiss Army Brands Ltd. in favor
                 of Connecticut National Bank, incorporated by reference
                 to the Exhibit to Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1989.                        *

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


          (Y)    1993 Stock Option Plan, incorporated by reference
                 to the Exhibits to Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1993.                   *

          (Z)    First Modification to Amended and Restated Loan
                 Agreement dated as of August 13, 1993 between The
                 Forschner Group, Inc. and Shawmut Bank Connecticut,
                 N.A., incorporated by reference to the Exhibits to
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1993.                                         *

          (AA)   Second Modification to Amended and Restated Loan
                 Agreement dated as of February 17, 1994 between The Forschner Group, Inc., and Shawmut Bank Connecticut,
                 N.A., incorporated by reference to the Exhibits to
                 Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1993.                                   *

          (BB)   Commercial Promissory Note dated February 17, 1994
                 of The Forschner Group, Inc. in the principal amount
                 of $15,000,000, incorporated by reference to the
                 Exhibits to Annual Report on Form 10-K for the fiscal
                 year ended December 31, 1993.                              *

          (CC) Lease dated May 3, 1993 between One Research Drive Associates Limited Partnership and The Forschner
                 Group, Inc., incorporated by reference to the Exhibits
                 to Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1993.                                   *

          (DD)   License Agreement dated as of July 1, 1993 between
                 Cuisine de France Limited and Coutel 'Innov,
                 incorporated by reference to the Exhibits to Annual
                 Report on Form 10-K for the fiscal year ended
                 December 31, 1993.                                         *

          (EE)   Life insurance agreement dated as of December 24,
                 1992 between The Forschner Group, Inc. and Louis
                 Marx, Jr., incorporated by reference to the Exhibits
                 to Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1993.                                   *

          (FF)  Life insurance agreement dated as of September 24,
                1993 between The Forschner Group, Inc. and Louis
                Marx, Jr., incorporated by reference to the Exhibits
                to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1993.                                    *

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

          (HH)  Mutual Agreement dated December 21, 1993 between
                The Forschner Group, Inc. and Victorinox Cutlery
                Company, incorporated by reference to the Exhibits
                to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1993.                        *

          (II)  1994 Stock Option Plan, incorporated by reference
                to the Exhibits to Registration Statement on Form
                S-8, No. 33-87078 filed by The Forschner Group, Inc.        *

          (JJ)  Services Agreement dated as of July 29, 1994 between
                The Forschner Group, Inc. and Brae Group, Inc.,
                incorporated by reference to the Exhibits to
                Quarterly Report on Form 10-Q for the
                fiscal quarter ended September 30, 1994.                    *

          (KK)  Non-Incentive Stock Option Agreement dated as of
                July 29, 1994 between The Forschner Group, Inc.
                and Brae Group, Inc., incorporated by reference
                to the Exhibits to Quarterly Report on Form 10-Q
                for the fiscal quarter ended September 30, 1994.            *

          (LL)  Consulting Agreement dated as of December 7, 1991
                by and between The Forschner Group, Inc. and Louis
                Marx, Jr., incorporated by reference to the Exhibits
                to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1994.                                    *

          (MM)  Third Modification to Amended and Restated Loan
                Agreement dated as of September 30, 1994 between
                The Forschner Group, Inc. and Shawmut Bank Connecticut,
                N.A., incorporated by reference to the Exhibits to
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994.                                          *

          (NN)  First Amendment to Lease dated June 16, 1994 between
                The SABI Group, Inc. and Petran Trap Falls Associates, incorporated by reference to the Exhibits to Annual
                Report on Form 10-K for the fiscal year ended
                December 31, 1994.                                          *

          (OO)  Life insurance agreement dated as of April 15, 1994
                between The Forschner Group, Inc. and Lawrence T.
                Warble, as Trustee u/a dtd. as of March 21, 1994
                between Stanley R. Rawn, Jr., Grantor and Lawrence
                T. Warble, Trustee, incorporated by reference to the
                Exhibits to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1994.                        *


          (PP)  Agreement dated June 30, 1995 between The Forschner
                Group, Inc. and Bill-Mar Specialty Company, Inc.,
                incorporated by reference to the Exhibits to Quarterly
                Report on Form 10-Q for the fiscal quarter ended
                June 30, 1995.                                              *

          (QQ) Letter agreement dated February 15, 1995 between The Forschner Group, Inc. and Harry Thompson, incorporated by reference to the Exhibits to Quarterly Report on
                Form 10-Q for the fiscal quarter ended
                September 30, 1995.                                         *

          (RR)  Letter agreement dated October 25, 1995 between The
                Forschner Group, Inc. and Harry Thompson, incorporated
                by reference to the Exhibits to Quarterly Report on
                Form 10-Q for the fiscal quarter ended
                September 30, 1995.                                         *

          (SS)  Employment agreement dated as of January 2, 1996
                between The Forschner Group, Inc. and James W. Kennedy, incorporated by reference to the Exhibits to Annual
                Report on Form 10-K for the fiscal year ended
                December 31, 1995.                                          *

          (TT)  Warrant dated as of December 13, 1995 between The
                Forschner Group, Inc. and J. Merrick Taggart,
                incorporated by reference to the Exhibits to Annual
                Report on Form 10-K for the fiscal year ended
                December 31, 1995.                                          *

          (UU)  Letter Agreement dated December 18, 1995 between
                The Forschner Group, Inc. and Victorinox Cutlery
                Company, incorporated by reference to the Exhibits
                to Annual Report on Form 10-K for the fiscal year
                ended December 31, 1995.                                    *

          (VV)  Watch design and Consulting Agreement dated as
                January 2, 1995 between The Forschner Group, Inc.,
                Polenberg, Inc. and Myron Polenberg Incorporated by
                reference to the Exhibits to quarterly report on
                Form 10-Q for the fiscal quarter ended
                March 31, 1996.                                             *

          (WW)  1996 Stock Option Plan.                                (10)-1

          (XX)  Employment and Severance Agreement dated as
                November 15, 1996 between Thomas D. Cunningham
                and Swiss Army Brands, Inc.                            (10)-2

          (YY)  Trademark Agreement dated as of December 18, 1996
                by and between the Swiss Confederation represented
                by the Federal Military Department represented by the
                Federal Defense Production Group and Swiss Army
                Brands, Inc. ( confidential treatment has been requested
                for certain portions of this exhibit).                 (10)-3

          (ZZ)  Asset Purchase Agreement dated January 31, 1997
                among Cuisine de France Limited, Sabatier USA, LLC,
                Robert P. Wolff and Robert Candler.                    (10)-4

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

(27)      Financial Data Schedule.

(28)      Not Applicable.

(99)      Not Applicable.



*          Incorporated by reference

No Current Reports on Form 8-K were filed during the fiscal quarter ending December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SWISS ARMY BRANDS, INC.
                                               (Registrant)


                                                By  /s/ J. Merrick Taggart
                                                J. Merrick Taggart
                                                President




Date:  March  27 , 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ J. Merrick Taggart                                  March   27, 1997
J. Merrick Taggart
President and Director



 /s/ Thomas M. Lupinski                                  March  27, 1997
Thomas M. Lupinski
Chief Financial Officer and
Chief Accounting Officer



 /s/ A. Clinton Allen                                    March   27, 1997
A. Clinton Allen
Director



 /s/ Clarke H. Bailey                                    March   27, 1997
Clarke H. Bailey
Director

                                                         March   27, 1997
Thomas A. Barron
Director



 /s/ Vincent D. Farrell, Jr.                             March   27, 1997
Vincent D. Farrell, Jr.
Director



 /s/ Herbert M. Friedman                                 March   27, 1997
Herbert M. Friedman
Director



 /s/ Peter W. Gilson                                     March   27, 1997
Peter W. Gilson
Director



/s/ M. Leo Hart                                          March  27, 1997
M. Leo Hart
Director



 /s/ James W. Kennedy                                    March   27, 1997
James W. Kennedy
Director



 /s/ Keith R. Lively                                     March   27, 1997
Keith R. Lively
Director



                                                         March   27, 1997
Lindsay Marx
Director

 /s/ Louis Marx, Jr.                                     March   27, 1997
Louis Marx, Jr.
Director



                                                         March   27, 1997
Stanley G. Mortimer III
Director



 /s/ Stanley R. Rawn, Jr.                                March   27, 1997
Stanley R. Rawn, Jr.
Director



                                                         March   27, 1997
Eric M. Reynolds
Director



 /s/ John Spencer                                        March   27, 1997
John Spencer
Director



                                                         March   27, 1997
John V. Tunney
Director