Form 10-Q
period 1997-03-31
SWISS ARMY BRANDS INC
filed 1997-05-14
CIK 731947

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                                                 Yes  X    No
                                                                    ----  ----
         The number of shares of Issuer's Common Stock, $.10 par value, outstanding on May 9, 1997, was 8,209,610 shares.

                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION                                         Page No.

Item 1.                 FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of
                March 31, 1997 and December 31, 1996.                    3 - 4

                Consolidated Statements of Operations for the
                Three Months Ended March 31, 1997 and 1996.                  5

                Consolidated Statements of Stockholders' Equity
                for the Three Months Ended March 31, 1997 and
                1996.                                                        6

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1997 and 1996.                  7

                Notes to Consolidated Financial Statements                   8

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                               9- 10

Part II:  OTHER INFORMATION

Item 6.                  EXHIBITS AND REPORTS ON FORM 8-K                   11

Signatures                                                                  12

The Exhibit Index Appears on Page 11.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                               March 31,           December 31,
                                                 1997                  1996
                                              ----------           -------------
                                              (unaudited)
Current assets:
   Cash and cash equivalents                   $  7,204              $   2,067
   Accounts receivable, less
    allowance for doubtful accounts
    of $1,032 for both periods                   20,448                 32,992
   Inventories                                   33,811                 29,657
   Deferred income taxes                          3,295                  3,295
   Prepaid and other                              3,564                  2,922
                                                -------                 ------
      Total current assets                       68,322                 70,933
                                                -------                 ------
Deferred income taxes                             1,597                  1,597
Property, plant and equipment, net                3,918                  3,969
Investment in preferred units, at cost            9,003                  9,003
Investment in common stock
   of unconsolidated affiliate                      150                    150
Foreign distribution rights, net of
   accumulated amortization of $2,687
   and $2,518, respectively                       4,057                  4,226
Other assets, net of accumulated
   amortization of $656 and
   $496, respectively                             9,268                  8,765
                                                  -----                  -----
TOTAL ASSETS                                    $96,315                $98,643
                                                =======                =======









             The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    March 31,             December 31,
                                                      1997                    1996
                                                    --------               -----------
                                                   (unaudited)
Current liabilities:
   Accounts payable                                  $10,171                 $10,952

   Accrued liabilities                                 7,357                   7,835
                                                       -----                 -------
     Total current liabilities                        17,528                  18,787
                                                      ======                  ======
Commitments and contingencies

Stockholders' equity
   Preferred stock, par value $.10
   per  share: shares authorized -
   2,000,000; no shares issued                           -                       -

   Common stock, par value $.10 per
      share: shares authorized -
      12,000,000; shares issued -
      8,823,718 and 8,822,968  respectively              882                     882

   Additional paid-in capital                         46,186                  46,182

   Foreign currency translation adjustment              (137)                   (113)

   Retained earnings                                  36,969                  38,018
                                                      ------                  ------
   Less-cost of common stock in                       83,900                  84,969
      treasury; 614,108 shares                        (5,113)                 (5,113)
                                                      ------                  ------
   Total stockholders' equity                         78,787                  79,856
                                                      ------                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $96,315                 $98,643
                                                     =======                 =======

               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                          1997                  1996
                                                      -----------             -----------
NET SALES                                                $24,214                $26,080

Cost of sales                                             15,194                 17,487
                                                          ------                 ------
GROSS PROFIT                                               9,020                  8,593

Selling, general and administrative expenses              10,836                  9,172
                                                          ------                  -----
OPERATING LOSS                                            (1,816)                  (579)

Interest income (expense), net                                57                     48

Other income (expense), net                                   (4)                   116
                                                       ---------               --------
Total interest and other income (expense), net                53                    164
                                                       ---------               --------
Loss before income taxes                                  (1,763)                  (415)

Income tax benefit                                          (714)                  (170)
                                                       ---------              ---------
NET LOSS                                                 ($1,049)                 ($245)
                                                        ========               ========
NET LOSS PER SHARE                                        ($0.13)                ($0.03)
                                                       =========               ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                      8,209                  8,187
                                                         =======               ========






          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                              Common Stock                                Unrealized      Foreign
                            Par Value  $.10              Additional         gain on       Currency
                      -----------------------------       Paid-In         Marketable     Translation        Retained    Treasury
                            Shares         Amount         Capital         Securities     Adjustment         Earnings     Stock
                      -----------------------------   ---------------    ------------   -----------         --------   ----------
BALANCE
DECEMBER 31, 1995       8,800,718             $880           $45,898       $      -           ($9)            $43,283     ($5,113)

Net  loss for three
   months ended
   March 31, 1996           -                -                 -                  -            -                 (245)        -

Stock options
   exercised               13,750                1               172              -            -                  -           -

Unrealized gain on
    marketable
    securities              -                                  -               475
Foreign currency
   translation
   adjustment               -                 -                -                -              2                 -           -
                      -----------   ---------------- -----------------     -----------    ------------     ----------     ---------
BALANCE
MARCH 31, 1996          8,814,468             $881           $46,070       $    475              ($7)         $43,038     ($5,113)
                       ==========             ====           =======          =======     ============        =======     ========

BALANCE
DECEMBER 31, 1996       8,822,968             $882           $46,182       $   -               ($113)         $38,018     ($5,113)

Net  loss for three
   months ended
   March 31, 1997

                           -                -                 -                -              -                (1,049)       -
Stock options
   exercised                  750           -                      4           -              -                   -          -

Foreign currency
   translation
   adjustment                -              -                 -                -                 (24)             -          -
                        ---------           ----             -------     ------------      ---------          ---------   --------
BALANCE
MARCH 31, 1997          8,823,718           $882             $46,186     $     -               ($137)         $36,969     ($5,113)
                        =========           ====             =======     ============      =========          =========   ========



             The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Three months ended
                                                                       March 31,
                                                                1997                   1996
                                                            ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    ($1,049)                 ($245)
   Adjustments to reconcile net loss to net cash
   provided from operating activities:
      Depreciation and amortization                                742                    802
      Gain on sale of partial investment in stock                -                        (11)
                                                             ---------               --------
                                                                  (307)                   546
CHANGES IN OTHER CURRENT ASSETS AND LIABILITIES:
   Accounts receivable                                          12,458                 11,106
   Inventories                                                  (4,074)                (9,014)
   Prepaid and other                                              (644)                  (436)
   Accounts payable                                               (762)                 3,800
   Accrued liabilities                                            (456)                (3,386)
                                                                  ----                -------
      NET CASH PROVIDED FROM OPERATING  ACTIVITIES               6,215                  2,616
                                                                ------                  -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (325)                  (333)
   Additions to other assets                                      (710)                  (524)
   Proceeds from sale of investments in common stock             -                         60
                                                               -------                -------
      NET CASH (USED FOR) INVESTING ACTIVITIES                  (1,035)                  (797)
                                                               -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                           4                    173
                                                               -------                -------
      NET CASH PROVIDED FROM FINANCING ACTIVITIES                    4                    173
                                                               -------                -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (47)                    (5)
                                                               -------                -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        5,137                  1,987
   Cash and cash equivalents, beginning of period                2,067                    609
                                                               -------                -------
   Cash and cash equivalents, end of period                    $ 7,204                $ 2,596
                                                               =======                =======
CASH PAID DURING THE PERIOD:

   Interest                                                    $     4                $    30
                                                               =======                =======
   Income taxes                                                $  -                   $ 1,467
                                                               =======                =======


             The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army", the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES

     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.

INCOME TAXES

     Income taxes are provided at the projected annual effective tax rate. The income tax provisions (benefits) for the interim 1997 and 1996 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

EARNINGS PER SHARE

     For the periods ended March 31, 1997 and 1996, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have an anti-dilutive effect.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), Earnings Per Share ("EPS"). SFAS No. 128 establishes standards for computing and presenting EPS and is effective for both interim and annual periods ending after December 15, 1997. The Statement does not permit early application of its provisions. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the Statement of Operations for entities with a complex capital structure. The Company does not anticipate the effect on EPS to be material.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                              RESULTS OF OPERATIONS

     Sales for the three months ended March 31, 1997 were $24.2 million compared with $26.1 million for the same period in 1996, representing a decrease of $1.9 million or 7.2%. Approximately $775,000 of the $1.9 million sales decrease was due to the sale of substantially all of the assets of Cuisine de France Limited in January 1997, with the remaining sales decrease due primarily to a 23% decrease in sales of Victorinox Original Swiss Army Knives, and a marginal decrease in watch and cutlery sales. Special promotional programs with a single customer accounted for less than 10% of sales for the first quarter of 1997 and 1996, respectively. The Company has continued to receive orders from this customer in the second quarter for 1997.

     Gross profit of $9.0 million for the quarter ended March 31, 1997 increased $0.4 million or 5.0% from 1996. The gross profit margin percentage for the first quarter of 1997 of 37.3% was higher than the gross profit margin percentage of 32.9% reported for the same period in 1996, primarily due to the increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the remainder of 1997. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the three months ended March 31, 1997 of $10.8 million were $1.7 million or 18.1% higher than the amount for the comparable period in 1996. Approximately $1.0 million of the $1.7 million increase is due to expenses related to the introduction of a new brand and a major brand extension; fine Swiss Watches marketed under the name Allenby and Swiss Army Brand Sunglasses, and the remaining increase is due primarily to increased expenditures for advertising and marketing related activities. The Company expects to continue to invest in these two brands during the remainder of 1997. As a percentage of net sales, selling general and administrative expenses increased from 35.2% in 1996 to 44.8% in 1997.

     Interest income (expense), net of $57,000 for the three months ended March 31, 1997 was $9,000 higher than interest income (expense), net for the comparable period in 1996 primarily due to increased invested cash balances during 1997 as compared to 1996.

     Other income (expense), net of ($4,000) for the three months ended March 31, 1997 versus $116,000 in the same period for the prior year, is due to the favorable settlement of a legal matter in 1996.

     As a result of these changes, loss before income taxes for the three months ended March 31, 1997 was $1,763,000 versus $415,000 for the same period in 1996, an increase of $1,348,000.

     Income tax expense (benefit) was provided at an effective rate of 40.5% and 41.0% in 1997 and 1996, respectively.

     As a result, net loss for the three months ended March 31, 1997 was $1,049,000 ($0.13 per share) versus $245,000 ($0.03 per share) for the same period in 1996, an increase of $804,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had working capital of $50.8 million compared with $52.1 million as of December 31, 1996, a decrease of $1.3 million. Significant uses of working capital included a $0.7 million increase in other assets and capital expenditures of $0.3 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $6.2 million in the three months ended March 31, 1997 compared with $2.6 million in the comparable period in 1996. The improvement resulted primarily from a larger decrease in accounts receivable in 1997 as compared to 1996, a smaller increase in inventory in 1997 as compared to 1996, a smaller decrease in accrued liabilities in 1997 as compared to 1996, offset in part by a decrease in accounts payable in 1997 as compared to an increase in 1996, and by the larger net loss in 1997 as compared to 1996.

     Swiss Army meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of March 31, 1997, the Company has a $5.0 million line of credit which it can use for any borrowings. The Company had a $15.0 million revolving credit agreement which expired in January 1997. The Company is currently reviewing its options to establish a new revolving credit agreement. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

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

                (15)    Not Applicable

                (18)    Not Applicable

                (19)    Not Applicable

                (22)    Not Applicable

                (23)    Not Applicable

                (24)    Not Applicable

                (27)    Financial data schedule

                (99)     Not Applicable

       b.) There were no reports or exhibits on Form 8-K for the three months ended March 31, 1997.

        Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Swiss Army Brands, Inc.
                                    (Registrant)

Date:  May 9, 1997

                                     By /s/ Thomas M. Lupinski
                                     Name:  Thomas M. Lupinski
                                     Title: Senior Vice President,
                                          Chief Financial Officer, Secretary
                                          and Treasurer