Form 10-K/A
period 1996-12-31
SWISS ARMY BRANDS INC
filed 1997-06-03
CIK 731947

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X    No  _

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

         Swiss Army Brands, Inc. is filing this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 in order to clearly indicate on Exhibit (10)-3 to the Form 10-K which portions have been redacted and for which confidential treatment has been applied by the Company pursuant to the Company's request for confidential treatment.Only Exhibit (10)-3 of Part III - Item 14 is amended hereby.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SWISS ARMY BRANDS, INC.
                                 (Registrant)

                                 By /s/ Thomas M. Lupinski
                                 Thomas M. Lupinski
                                 Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:  May 28, 1997