Form 10-Q
period 1997-06-30
SWISS ARMY BRANDS INC
filed 1997-08-14
CIK 731947

SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

The number of shares of Issuer's Common Stock, $.10 par value, outstanding on August 7, 1997, was 8,209,610 shares.

                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX


 PART I:       FINANCIAL INFORMATION                                   Page No.

 Item 1.       FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of
               June 30, 1997 and December 31, 1996.                     3 - 4

               Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 1997 and 1996.           5

               Consolidated Statements of Stockholders' Equity
               for the Six Months Ended June 30, 1997 and 1996.             6

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996.                     7

               Notes to Consolidated Financial Statements               8 - 9

 Item 2.       MANAGEMENTS DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                             10 - 13

 Part II:      OTHER INFORMATION

 Item 4.       SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                            14

 Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                            15

 Signatures                                                                16

 The Exhibit Index appears on page 15.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets



                                                      June 30,      December 31,
                                                        1997            1996
                                                    (unaudited)


 Current assets:
    Cash and cash equivalents ......................   $ 3,673         $ 2,067
    Accounts receivable, less
     allowance for doubtful accounts
     of $1,032, respectively  ......................    22,718          32,992
    Inventories  ...................................    33,966          29,657
    Deferred income taxes  .........................     3,295           3,295
    Prepaid and other  .............................     5,392           2,922
                                                      ---------        --------

    Total current assets ...........................    69,044          70,933
                                                      ---------        --------
Deferred income taxes  .............................     1,597           1,597
Property, plant and equipment, net  ................     3,767           3,969

Investments in preferred units, at cost ............     9,003           9,003
Investments in unconsolidated affiliate  ...........       150             150

Foreign distribution rights, net of
accumulated amortization of $2,853 and $2,518,
respectively  ......................................     3,891           4,226

Other assets, net of accumulated
amortization of $862 and $496, respectively.........     9,411           8,765
                                                      ---------        --------

Total Assets                                           $96,863         $98,643
                                                      =========        ========


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                      Liabilities and Stockholders' Equity



                                                    June 30,        December 31,
                                                      1997              1996
                                                  (unaudited)

Current liabilities:
Accounts payable .................................. $ 11,685          $ 10,952
Accrued liabilities ...............................    7,363             7,835
                                                    ---------         ---------
Total current liabilities .........................   19,048            18,787

Commitments and contingencies

Stockholders' equity
Preferred stock, par value $.10 per share: shares
authorized -2,000,000; no shares issued                    -                 -

Common stock, par value $.10 per
share: shares authorized -
18,000,000; shares issued - 8,823,718 and
8,822,968, respectively                                  882               882
Additional paid-in capital                            46,186            46,182
Foreign currency translation adjustment                 (143)             (113)
Retained earnings                                     36,003            38,018
                                                   ----------         ---------
                                                      82,928            84,969
Less-cost of common stock in
treasury; 614,108 shares                              (5,113)           (5,113)
                                                   ----------         ---------
Total stockholders' equity                            77,815            79,856
                                                   ----------         ---------
Total Liabilities and Stockholders' Equity           $96,863           $98,643
                                                   ==========         =========


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for share per data)
                                   (unaudited)




                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                        1997    1996              1997    1996

Net sales ..........................  $28,862  $28,677         $53,076  $54,756

Cost of sales ......................   18,554   23,288          33,748   40,775
                                     --------  -------         -------  -------
Gross profit .......................   10,308    5,389          19,328   13,981

Selling, general and administrative
expenses ...........................   12,099    9,537          22,935   18,709

Special charges ....................      -      2,073             -      2,073
                                     --------  -------         --------  ------
Operating loss .....................   (1,791)  (6,221)         (3,607)  (6,801)

Interest income (expense), net .....       54       11             111       59

Gain (loss) on sale (write-down) of
investments  .......................      110     (789)            110     (789)

Other income (expense), net ........        3        1              (1)     118
                                     --------  -------         --------  ------
Total interest and other income, net      167     (777)            220     (612)
                                     --------  -------         --------  ------
Loss before income taxes  ..........   (1,624)  (6,998)         (3,387)  (7,413)

Income tax benefit  ................     (658)  (2,941)         (1,372)  (3,111)
                                     --------  -------         -------- -------
Net loss  ..........................    ($966) ($4,057)        ($2,015) ($4,302)
                                     ========  =======         ======== =======
Net loss per share  ................   ($0.12)  ($0.49)         ($0.25)  ($0.52)
                                     ========  =======         ======== =======
Weighted average number of
shares outstanding  ................    8,210    8,196           8,210    8,204
                                     ========  =======         ======== =======

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                      (in thousands, except for share data)


                                                     Foreign    Unrealized
                        Common Stock   Additional   Currency     Gain on
                       Par Value $.10    Paid-In  Translation   Marketable   Retained  Treasury
                     Shares     Amount   Capital   Adjustment   Securities   Earnings    Stock

BALANCE
December 31, 1995   8,800,718    $880    $45,898      ($9)        $   -      $43,284    ($5,113)

Net loss for
six months ended
June 30, 1996
(unaudited)                 -       -          -        -             -       (4,302)        -

Stock options
exercised              19,750       2        239        -             -            -         -

Unrealized gain on
marketable securities       -       -          -        -           701            -         -

Foreign currency
translation adjustment      -       -          -       (2)            -            -         -
                    ---------    ------  --------   -------      ---------   ---------   --------
BALANCE, June 30,
1996 (unaudited)    8,820,468    $882    $46,137      (11)         $701      $38,982    ($5,113)
                    =========    ======  ========   =======      =========   =========   ========

BALANCE
December 31, 1996   8,822,968    $882     46,182    ($113)         $  -      $38,018    ($5,113)

Net loss for
six months ended
June 30, 1997
(unaudited)                 -       -          -        -             -       (2,015)         -

Stock options exercised   750       -          4        -             -            -          -

Foreign currency
translation adjustment      -       -          -      (30)            -            -          -
                  -----------   ------   --------  --------      --------   ---------   ---------
BALANCE, June 30,
1997 (unaudited)    8,823,718    $882    $46,186    ($143)          $ -      $36,003    ($5,113)
                  ===========   ======   ========  ========      ========   =========   =========


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Six months ended
                                                               June 30,
                                                           1997        1996

Cash flows from operating activities:
Net loss                                                ($ 2,015)   ($ 4,302)
Adjustments to reconcile net loss to net cash
provided from operating activities:
Depreciation and amortization                              1,481       2,537
(Gain) loss on (sale) write-down of investments             (110)        789
                                                        ---------   --------
                                                            (644)       (976)
Changes in other current assets and liabilities:
Accounts receivable                                       10,169      10,562
Inventories                                               (4,207)     (4,859)
Prepaid and other                                         (2,472)     (2,720)
Accounts payable                                             763       2,403
Accrued liabilities                                         (492)     (3,553)
                                                        ---------   ---------
Net cash provided from operating activities                3,117         857

Cash flows from investing activities:
Capital expenditures                                        (538)       (741)
Additions to other assets                                 (1,062)       (903)
Investment in preferred units                                 -       (2,000)
Proceeds from sale of investments in stock                   110          59
                                                        ---------   ---------
Net cash (used for) investing activities                  (1,490)     (3,585)
                                                        ---------   ---------

Cash flows from financing activities:
Proceeds from short-term debt                                 -        2,747
Proceeds from exercise of stock options                       -          241
                                                        ---------   ---------
Net cash provided from financing activities                   -        2,988
                                                        ---------   ---------
Effect of exchange rate changes on cash                      (21)         (9)
                                                        ---------   ---------
Net increase (decrease) in cash                            1,606         251
Cash and cash equivalents, beginning of period             2,067         609
                                                        ---------   ---------
Cash and cash equivalents, end of period                 $ 3,673       $ 860
                                                        =========   =========

Cash paid during the period:
Interest                                                     $ 7        $ 42
                                                        =========   =========
Income taxes                                               $ 453     $ 1,683
                                                        =========   =========

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 and 1996
                                   (unaudited)

                       CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. (Swiss Army, the Company) without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments ( except for the special charges discussed below) , necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES
-----------

     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.

SIGNIFICANT CUSTOMER
--------------------
     Sales related to special promotional programs to a single customer accounted for approximately 16% and 11% of net sales for the three and six months ended June 30, 1997, respectively. There were no sales related to this customer in the comparable periods in 1996. The Company has continued to receive orders from this customer in the third quarter of 1997.

SPECIAL CHARGES
---------------
     In the second quarter of 1996, the Company recorded special charges of approximately $7,394,000 related to an extensive analysis of the Company's operations and non-strategic assets. The special charges consisted of :


Write-off of inventory  .......................    $4,521,000 (a)
Selling, general and administrative charges  ..    $2,073,000 (b)
Write-down of investments  ....................     $ 800,000 (c)
                                                  ------------
                                                   $7,394,000
                                                  ============

     (a)Represents the write-off of discontinued inventory, including certain cutlery products sold by Cuisine de France Limited ("CDF"). Substantially all of the assets of CDF were sold by the Company in January 1997.

     (b) Consists of an $870,000 write-off of goodwill related to CDF, a $850,000 write-off for obsolete displays and a $353,000 write-off of other assets.

     (c)Consists of a $800,000 write-off of the Company's investment in a privately held affiliated start-up entity. In the second quarter of 1997, the Company recovered $110,000 related to this investment which is included in the gain (loss) on sale (write-down) of investments.

INCOME TAXES
------------
     Income taxes are provided at the projected annual effective tax rate. The income tax provisions (benefits) for the interim 1997 and 1996 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

EARNINGS PER SHARE
------------------
     For the periods ended June 30, 1997 and 1996, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have an anti-dilutive effect.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128" or the "Statement"), Earnings Per Share ("AEPS"). SFAS No.128 establishes standards for computing and presenting EPS and is effective for both interim and annual periods ending after December 15, 1997. The Statement does not permit early application of its provisions. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the Statement of Operations for entities with a complex capital structure. The Company does not anticipate the effect on EPS to be material.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

                           FORWARD LOOKING STATEMENTS
                           --------------------------

     The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc- U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations; and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the objections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to increased competition, changes in consumer tastes and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward looking statements included herein.

                              RESULTS OF OPERATIONS
                              ---------------------

Comparison for the Three Months Ended June 30, 1997 and 1996
------------------------------------------------------------

     Sales for the three months ended June 30, 1997 were $28.9 million compared with $28.7 million for the same period in 1996, representing a decrease of $0.2 million or 0.6%. Sales for the three months ended June 30, 1997 were significantly impacted by sales related to special promotional programs with one customer which accounted for approximately 15.7% of sales in the three months ended June 30, 1997. There were no sales to this customer in the three months ended June 30, 1996. The Company has continued to receive orders from this customer in the third quarter of 1997. Excluding sales to this customer, sales decreased by $4.3 million in the three months ended June 30, 1997 , as compared to the comparable period in 1996. Approximately $740,000 of the $4.3 million sales decrease was due to the sale of substantially all of the assets of Cuisine de France Limited ("CDF") in January 1997, with the remaining sales decrease due primarily to a decrease in sales of watches,Victorinox Original Swiss Army Knives, and cutlery, offset in part by sales of Swiss Army Brand Sunglasses.

     Gross profit of $10.3 million for the three months ended June 30, 1997 increased $4.9 million or 91.3% from 1996. This increase is primarily due to the $4.5 million inventory write-off in 1996. The gross profit margin percentage for the second quarter of 1997 of 35.7% was higher than the gross profit margin percentage of 34.6%, excluding the $4.5 million inventory write-off, reported for the same period in 1996. This increase is primarily due to the increase in the value of the U.S. dollar versus the Swiss franc offset by unfavorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the remainder of 1997. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the three months ended June 30, 1997 of $12.1 million were $2.6 million or 26.9% higher than the amount for the comparable period in 1996. Approximately $2.1 million of the $2.6 million increase is due to expenses related to the introduction of a new brand and a brand extension; Swiss Watches marketed under the name Allenby and
Swiss Army Brand Sunglasses, with the remaining increase due primarily to increased expenditures for advertising and marketing related activities, $0.3 million in costs related to continuing restructuring, offset in part by expenses related to CDF.

     The Company recorded special selling, general and administrative charges of $2.1 in 1996 related to the write-off of obsolete displays, goodwill and other assets. The goodwill write-off related to CDF, and was written-off due to the lack of recoverability of the asset. Substantially of the assets of CDF were sold by the Company in 1997 with no significant gain or loss. There were no special charges recorded in 1997.

     As a percentage of net sales, total selling general and administrative expenses increased from 40.5% in 1996 to 41.9% in 1997.

     Interest income (expense), net of $54,000 for the three months ended June 30, 1997 was $43,000 higher than interest income (expense), net for the comparable period in 1996 primarily due to increased invested cash balances during 1997 as compared to 1996.

     Gain (loss) on sale ( write-down) of investments was a gain of $110,000 in 1997, verse a loss of $789,000 in 1996. In 1996, the Company wrote-off its $800,000 investment in privately held start-up entity. In 1997, the Company recovered $110,000 related to this investment.

     As a result of these changes, loss before income taxes for the three months ended June 30, 1997 was $1,624,000 versus $6,998,000 for the same period in 1996, a decrease of $5,374,000.

     Income tax expense (benefit) was provided at an effective rate of 40.5% and 42.0% in 1997 and 1996, respectively.

     As a result, net loss for the three months ended June 30, 1997 was $966,000 ($0.12 per share) versus $4,057,000 ($0.49 per share) for the same period in 1996, a decrease of $3,091,000.

Comparison for the Six Months Ended June 30, 1997  and 1996
-----------------------------------------------------------

     Sales for the six months ended June 30, 1997 were $53.1 million compared with $54.8 million for the same period in 1996, representing a decrease of $1.7 million or 3.0%. Sales for the six months ended June 30, 1997, were significantly impacted by sales related to special promotional programs with one customer which accounted for approximately 11.1% of sales in the six months ended June 30, 1997. There were no sales to this customer in the six months ended June 30, 1996. The Company has continued to receive orders from this customer in the third quarter of 1997. Excluding sales to this customer, sales decreased by $7.6 million in the six months ended June 30, 1997 as compared to the comparable period in 1996. Approximately $1.5 million of the $7.6 million sales decrease was due to the sale of substantially all of the assets of CDF in January 1997, with the remaining sales decrease due primarily to a decrease in sales of watches ,Victorinox Original Swiss Army Knives, and cutlery, offset in part by sales of Swiss Army Brand Sunglasses.

     Gross profit of $19.3 million for the six months ended June 30, 1997 increased $5.3 million or 38.2% from 1996. This increase is primarily due to the $4.5 million inventory write-off in 1996. The gross profit margin percentage for the second quarter of 1997 of 36.4% was higher than the gross profit margin percentage of 33.8% , excluding the $4.5 million inventory write-off, reported for the same period in 1996. This increase is primarily due to the increase in the value of the U.S. dollar versus the Swiss franc offset in part by unfavorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the remainder of 1997. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the six months ended June 30, 1997 of $22.9 million were $4.2 million or 22.6% higher than the amount for the comparable period in 1996. Approximately $3.1 million of the $4.2 million increase is due to expenses related to the introduction of a new brand and a brand extension; Swiss Watches marketed under the name Allenby and Swiss
Army Brand Sunglasses, with the remaining increase due primarily to increased expenditures for advertising and marketing related activities, $0.3 million in costs related to continuing restructuring, offset in part by expenses related to CDF.
     The Company recorded special selling, general and administrative charges of $2.1 in 1996 related to the write-off of obsolete displays, goodwill and other assets. The goodwill write-off related to CDF, and was written-off due to the lack of recoverability of the asset. Substantially of the assets of CDF were sold by the Company in 1997 with no significant gain or loss. There were no special charges recorded in 1997.

     As a percentage of net sales, total selling general and administrative expenses increased from 38.0% in 1996 to 43.2% in 1997.

     Interest income (expense), net of $111,000 for the six months ended June 30, 1997 was $52,000 higher than interest income (expense), net for the comparable period in 1996 primarily due to increased invested cash balances during 1997 as compared to 1996.

     Gain (loss) on sale ( write-down) of investments was a gain of $110,000 in 1997, verse a loss of $789,000 in 1996. In 1996, the Company wrote-off its $800,000 investment in privately held start-up entity. In 1997, the Company recovered $110,000 related to this investment.

     Other income (expense), net of ($1,000) for the six months ended June 30, 1997 versus $118,000 in the same period for the prior year, is due to the favorable settlement of a legal matter in 1996.


     As a result of these changes, loss before income taxes for the six months ended June 30, 1997 was $3,387,000 versus $7,413,000 for the same period in 1996, a decrease of $4,026,000.

     Income tax expense (benefit) was provided at an effective rate of 40.5% and 42.0% in 1997 and 1996, respectively.

     As a result, net loss for the six months ended June 30, 1997 was $2,015,000 ($0.25 per share) versus $4,302,000 ($0.52 per share) for the same period in 1996, a decrease of $2,287,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 1997, the Company had working capital of $50.0 million compared with $52.1 million as of December 31, 1996, a decrease of $2.1 million. Significant uses of working capital included a $1.1 million increase in other assets and capital expenditures of $0.5 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $ 3.1 million in the six months ended June 30, 1997 compared with $ 0.9 million in the comparable period in 1996. The improvement resulted in a smaller decrease in accrued liabilities in 1997 as compared to 1996, a smaller net loss in 1997 than in 1996, offset in part by a smaller increase in accounts payable in 1997 than in 1996.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of June 30, 1997, the Company has a $5.0 million line of credit which it can use for any borrowings. The Company had a $15.0 million revolving credit agreement which expired in January 1997. The Company is currently reviewing its options to establish a new revolving credit agreement. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The annual meeting of the stockholders of the Company was held on May 15, 1997, pursuant to notice, at the folloing persons were elected directors of the Company to serve until the next annual meeting of stockholders or until their successors are elected and qualified:

                                        NUMBER OF VOTES        NUMBER OF VOTES
                                               FOR                 WITHHELD
                                        ----------------       ----------------
NAME
----

A. Clinton Allen                            6,548,802                22,155
Clarke H. Bailey                            6,547,048                23,909
Thomas A. Barron                            6,548,906                22,051
Vincent D. Farrell, Jr.                     6,548,902                22,055
Herbert M. Friedman                         6,548,854                22,103
Peter W. Gilson                             6,548,906                22,051
M. Leo Hart                                 6,549,092                21,955
James W. Kennedy                            6,548,882                22,075
Keith R. Lively                             6,546,948                24,009
Lindsay Marx                                6,541,888                29,069
Louis Marx, Jr.                             6,549,002                21,955
Stanley G. Mortimer III                     6,549,002                21,955
Stanley R. Rawn, Jr.                        6,549,002                21,955
Eric M. Reynolds                            6,548,906                22,051
John Spencer                                6,548,906                22,051
J. Merrick Taggart                          6,548,902                22,055
John V. Tunney                              6,546,852                24,105



     In addition, the shareholders approved by a majority vote of 6,523,203 shares a proposal to increase the number of authorized shares of common stock from twelve million to eighteen million. 37,941 shares were voted against the proposal and 9,813 abstained.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A) Exhibits

   2) Not Applicable

   3) Not Applicable

   4) Not Applicable

     10.1) Certificate of amendment of Certification of Incorporation of Swiss
           Army Brands, Inc.

     10.2) Agreement dated July 1, 1997 by and between Swiss Army Brands,Inc.
           and  Stanley G. Mortimer III.

     10.3) License Agreement dated May 15, 1997 by and between Swiss Army
           Brands, Inc. and St. John Knits, Inc.

   11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

   15) Not Applicable
   18) Not Applicable
   19) Not Applicable
   22) Not Applicable
   23) Not Applicable
   24) Not Applicable

   27)Financial Data Schedule

   99)Not Applicable

 B.)There were no reports or exhibits on Form 8-K filed for the three months ended June 30, 1997.

          Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SWISS ARMY BRANDS, INC.
                                                        Registrant)


Date:  August 13, 1997
                                              By /s/ Thomas M. Lupinski
                                              Name:  Thomas M. Lupinski
                                              Title:  Senior Vice President &
                                              Chief Financial Officer, Secretary
                                              and Treasurer