Form 10-Q
period 1997-09-30
SWISS ARMY BRANDS INC
filed 1997-11-14
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

The number of shares of Issuer's Common Stock, $.10 par value, outstanding on November 10, 1997, was 8,209,610 shares.

                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I:       FINANCIAL INFORMATION                               Page No.

Item 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of
              September  30, 1997 and December 31, 1996.          3 - 4

              Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 1997
              and 1996.                                               5

              Consolidated Statements of Stockholders= Equity
              for the Nine Months Ended September 30, 1997
              and 1996.                                               6

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1997 and 1996.          7

              Notes to Consolidated Financial Statements          8 - 9


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                        10 - 12

Part II:      OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                       13

Signatures                                                           13

The Exhibit Index appears on page 13.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets



                                                September 30,     December 31,
                                                   1997               1996
                                                 (unaudited)


Current assets:
   Cash and cash equivalents .................    $    861           $2,067

   Accounts receivable, less
    allowance for doubtful accounts
    of $994 and $1,032 respectively...........      22,944           32,992
   Inventories................................      35,779           29,657
   Deferred income taxes......................       3,295            3,295
   Prepaid and other..........................       4,712            2,922
                                                  ---------       -----------
   Total current assets.......................      67,591           70,933


Deferred income taxes.........................       1,597            1,597
Property, plant and equipment, net............       3,791            3,969

Investment in preferred units, at cost........       8,850            9,003
Investment in unconsolidated affiliate........         150              150

Foreign distribution rights, net of
   accumulated amortization of $3,022
   and $2,518 respectively....................       3,720            4,226

Other assets, net of accumulated
   amortization of $1,068 and
   $496 respectively..........................       9,399            8,765
                                                  ---------        ----------
Total Assets                                       $95,098          $98,643
                                                  =========        ==========

                                       3

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                      Liabilities and Stockholders' Equity


                                             September 30,       December 31,
                                                 1997                1996
                                              (unaudited)

Current liabilities:
   Accounts payable.......................    $   8,548              $10,952
   Accrued liabilities....................        7,880                7,835
   Line of credit.........................        1,630                 --
                                               ---------            ---------
   Total current liabilities..............       18,058               18,787

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.10 per share:
shares authorized 2,000,000; no shares issued       --                  --


Common stock, par value $.10 per
share: shares authorized -
18,000,000; shares issued -
8,823,718 and 8,822,968, respectively.....          882                  882

Additional paid-in capital................       46,186               46,182

Foreign currency translation adjustment...         (144)                (113)

Retained earnings.........................       35,229               38,018
                                                --------             --------
                                                 82,153               84,969

Less-cost of common stock in
treasury; 614,108 shares..................       (5,113)              (5,113)
                                                --------             --------
Total stockholders' equity................       77,040               79,856
                                                --------             --------
Total Liabilities and Stockholders' Equity      $95,098              $98,643
                                               =========            =========

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)



                                   Three Months Ended       Nine Months Ended
                                     September 30,             September 30,
                                   1997        1996          1997        1996


Net sales.....................   $27,866      $34,616      $80,943     $89,372

Cost of sales.................    17,270       22,620       51,019      63,394
                                ---------    ---------    ---------   ---------

Gross profit..................    10,596       11,996       29,924      25,978

Selling, general and administrative
expenses......................    12,160       10,828       35,095      29,537

Special charges...............       --           --           --        2,073
                                ---------    ---------    ---------   ---------

Operating income (loss).......    (1,564)       1,168       (5,171)     (5,632)

Interest income (expense), net        24          (56)         136           3

Gain (loss) on sale (write-down) of
investments...................       285          --           395        (789)


Other income (expense), net...         5           28            4         145
                                ---------    ----------   ---------    --------

Total interest and other
income,net....................       314          (28)         535        (641)
                                ---------    ----------   ---------    --------
Income (loss) before income
taxes.........................    (1,250)       1,140       (4,636)     (6,273)

Income tax provision (benefit)      (475)         498       (1,847)     (2,613)
                                ---------    ----------   ---------   ---------
Net income (loss).............     ($775)        $642      ($2,789)    ($3,660)
                                =========    ==========   =========   =========
Net income (loss) per share...    ($0.09)       $0.08       ($0.34)     ($0.45)
                                =========    ==========   =========   =========
Weighted average number of
   shares outstanding......... 8,209,610    8,334,166    8,209,431   8,199,194
                               ==========   ===========  ==========  ==========


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                      (in thousands, except for share data)



                                                          Foreign       Unrealized
                          Common Stock      Additional    Currency        Gain on
                        Par Value  $.10      Paid-In     Translation    Marketable   Retained   Treasury
                       Shares     Amount     Capital      Adjustment    Securities   Earnings     Stock

BALANCE
December 31, 1995    8,800,718     $880      $45,898         ($9)         $ --       $43,284    ($5,113)

Net loss for
nine months ended
September 30, 1996
(unaudited)             --          --           --          --             --        (3,660)       --

Stock options
 exercised              19,750        2          239         --             --           --         --

Unrealized gain on
 marketable securities  --          --           --          --            169           --         --

Foreign currency
 translation adjustment --          --           --           7             --           --         --
                     ----------  ---------   ----------   ---------    ---------     ----------   --------
BALANCE, September 30,
 1996 (unaudited)    8,820,468     $882      $46,137         ($2)         $169       $39,624     ($5,113)
                     ==========  =========   ==========   =========    =========     ==========   ========



BALANCE
December 31, 1996    8,822,968     $882      $46,182       ($113)        $ --        $38,018     ($5,113)

Net loss for
nine months ended
September 30, 1997
(unaudited)               --         --         --            --           --         (2,789)        --

Stock options
exercised                  750       --            4          --           --           --           --

Foreign currency
 translation adjustment   --         --         --           (31)          --           --           --
                     -----------  --------   ---------   ---------    ---------    -----------    ---------
BALANCE, September 30,
 1997 (unaudited)    8,823,718     $882      $46,186       ($144)     $    --        $35,229     ($5,113)
                     ===========  ========   =========   =========    =========    ===========    =========


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                            Nine months ended
                                                               September 30,
                                                           1997         1996


Cash flows from operating activities:
   Net loss
   Adjustments to reconcile net loss to cash             ($2,789)     ($3,660)
   provided from (used for) operating activities:
      Depreciation and amortization                        2,068        4,054
      (Gain) loss on (sale) write-down of investments       (285)         789
      Gain on sale of fixed assets                           --           (24)
                                                         --------      -------
                                                          (1,006)       1,159

Changes in other current assets and liabilities:
   Accounts receivable                                    10,041        4,318
   Inventories                                            (6,118)      (2,037)
   Prepaid and other                                      (1,791)      (3,178)
   Accounts payable                                       (2,389)       4,527
   Accrued liabilities                                        67       (2,676)
                                                         ---------    ---------
Net cash provided from (used for) operating activities    (1,196)       6,187

Cash flows from investing activities:
   Capital expenditures                                     (881)      (1,221)
   Proceeds from sales of property, plant and equipment       -            43
   Additions to other assets                              (1,149)      (2,498)
   Investment in preferred units                              -        (2,000)
   Proceeds from sale of investment                          438           60
                                                         ---------    ---------
         Net cash (used for) investing activities         (1,592)      (5,616)
                                                         ---------    ---------

Cash flows from financing activities:
  Net borowings under line of credit agreement             1,630          675
  Proceeds from exercise of stock options                      4          241
                                                         ---------    ---------
      Net cash provided from financing activities          1,634          916
                                                         ---------    ---------

Effect of exchange rate changes on cash                      (52)           8

Net increase (decrease) in cash and cash equivalents      (1,206)       1,495
   Cash and cash equivalents, beginning of period          2,667          609
                                                         ---------    ---------
   Cash and cash equivalents, end of period                  861        2,104
                                                         =========    =========
Cash paid during the period:
   Interest                                                  $15         $104
                                                         =========    =========
   Income taxes                                            $ 453       $1,692
                                                         =========    =========

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 and 1996
                                   (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

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

Write-off of inventory .......................      $4,521,000 (a)
Selling, general and administrative charges...       2,073,000 (b)
Write-down of investments ....................         800,000 (c)
                                                    ----------
                                                    $7,394,000
                                                    ==========

Represents the write-off of discontinued inventory, including certain cutlery products sold by Cuisine de France Limited ("CDF"). Substantially all of the assets of CDF were sold by the Company in January 1997.

Consists of an $870,000 write-off of goodwill related to CDF, a $850,000 write-off for obsolete displays and a $353,000 write-off of other assets.

Consists of a $800,000 write-off of the Company's investment in a privately held affiliated start-up entity. In the second quarter of 1997, the Company recovered $110,000 related to this investment which is included in the gain (loss) on sale (write-down) of investments.

INVESTMENTS
-----------

     During the third quarter of 1997, the Company received a $438,000 distribution from its investment in Victory Ventures LLC, which resulted in a gain of $285,000. This amount has been included in gain (loss) on sale (write-down) of investments.

INCOME TAXES
------------

     Income taxes are provided at the projected annual effective tax rate. The income tax provisions (benefits) for the interim 1997 and 1996 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

EARNINGS PER SHARE
------------------

     For the periods ended September 30, 1997 and 1996, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have an anti-dilutive effect.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (ASFAS No. 128" or the AStatement@), Earnings Per Share (AEPS@). SFAS No. 128 establishes standards for computing and presenting EPS and is effective for both interim and annual periods ending after December 15, 1997. The Statement does not permit early application of its provisions. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, as defined. It also requires dual presentation of basic and diluted EPS on the face of the Statement of Operations for entities with a complex capital structure. The Company does not anticipate the effect on EPS to be material.
                                       9

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

                           FORWARD LOOKING STATEMENTS
                           --------------------------

     The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc- U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations; and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to increased competition, changes in consumer tastes and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

                             RESULTS OF OPERATIONS
                             ---------------------

Comparison for the Three Months Ended September 30, 1997  and 1996
------------------------------------------------------------------

     Sales for the three months ended September 30, 1997 were $27.9 million compared with $34.6 million for the same period in 1996, representing a decrease of $6.7 million or 19.5%. Approximately $1.1 million of the $6.7 million sales decrease was due to the sale of substantially all of the assets of Cuisine de France Limited ("CDF") in January 1997, with the remaining sales decrease due primarily to a decrease in sales of Victorinox Original SwissArmy Knives, watches and to a lesser extent cutlery.

     Gross profit of $10.6 million for the three months ended September 30, 1997 decreased $1.4 million or 11.7% from 1996. This decrease is primarily due a reduction in sales offset in part by a higher gross profit margin percentage. The gross profit margin percentage for the third quarter of 1997 of 38.0% was higher than the gross profit margin percentage of 34.7%, reported for the same period in 1996 primarily due to the increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency-hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the remainder of 1997. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.


     Selling, general and administrative expenses for the three months ended September 30, 1997 of $12.2 million were $1.3 million or 12.3% higher than the amount for the comparable period in 1996. Approximately $0.8 million of the $1.3 million increase is due to expenses related to the introduction of a new brand and a brand extension; Swiss Watches marketed under the name Allenby and Swiss Army Brand Sunglasses, with the remaining increase due primarily to increased expenditures for advertising and marketing related activities, offset in part by expenses related to CDF.

     As a percentage of net sales, total selling general and administrative expenses increased from 31.2% in 1996 to 43.6% in 1997.

     Interest income (expense), net was income of $24,000 for the three months ended September 30, 1997 versus expense of $56,000 for the comparable period in 1996 primarily due to increased invested cash balances during 1997 as compared to 1996.

     Gain (loss) on sale (write-down) of investments was a gain of $285,000 in 1997, due to a gain on a distribution from the Company's investment in Victory Ventures LLC.

     As a result of these changes, income (loss) before income taxes for the three months ended September 30, 1997 was a loss of $1,250,000 in 1997 versus income of $1,140,000 for the same period in 1996, a decrease of $2,390,000.

     Income tax expense (benefit) was provided at an effective rate of 38.0% and 43.7% in 1997 and 1996, respectively.

     As a result, net income (loss) for the three months ended September 30, 1997 was a loss of $775,000 ($0.09 per share) versus income of $642,000 ($0.08 per share) for the same period in 1996, a decrease of $1,417,000.


Comparison for the Nine Months Ended September 30, 1997  and 1996
-----------------------------------------------------------------

     Sales for the nine months ended September 30, 1997 were $80.9 million compared with $89.4 million for the same period in 1996, representing a decrease of $8.4 million or 9.4%. Approximately $2.6 million of the $8.4 million sales decrease was due to the sale of substantially all of the assets of CDF in January 1997, with the remaining sales decrease due primarily to a decrease in sales of Victorinox Original Swiss Army Knives, watches and cutlery, offset in part by sales of Swiss Army Brand Sunglasses.

     Gross profit of $29.9 million for the nine months ended September 30, 1997 increased $3.9 million or 15.2% from 1996. This increase is primarily due to the $4.5 million inventory write-off in 1996, increased gross profit margin percentage offset in part by lower sales. The gross profit margin percentage for the nine months ended September 30, 1997 of 37.0% was higher than the gross profit margin percentage of 34.1%, excluding the $4.5 million inventory write-off, reported for the same period in 1996. The gross profit percentage increase is primarily due to the increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency-hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the remainder of 1997. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the nine months ended September 30, 1997 of $35.1 million were $5.6 million or 18.8% higher than the amount for the comparable period in 1996. Approximately $3.9 million of the $5.6 million increase is due to expenses related to the introduction of a new brand and a brand extension; Swiss Watches marketed under the name Allenby and Swiss Army Brand Sunglasses, with the remaining increase due primarily to increased expenditures for advertising and marketing related activities, $0.3 million in costs related to continuing restructuring, offset in part by expenses related to CDF.

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

     As a percentage of net sales, total selling general and administrative expenses increased from 35.4% in 1996 to 43.4% in 1997.

     Interest income (expense), net was income of $136,000 for the nine months ended September 30, 1997 versus income of $3,000 for the comparable period in 1996 primarily due to increased invested cash balances during 1997 as compared to 1996.

     Gain (loss) on sale ( write-down) of investments was a gain of $395,000 in 1997, verse a loss of $789,000 in 1996. The gain in 1997 comprised of a $285,000 gain from a distribution of the Company's investment in Victory Ventures LLC and $110,000 gain related to a privately held start-up entity. The Company had previously written off $800,000 related to this privately held startup entity investment in 1996.

     Other income (expense), net of $4,000 for the nine months ended September 30, 1997 versus $145,000 in the same period for the prior year, is due to the favorable settlement of a legal matter in 1996.

     As a result of these changes, loss before income taxes for the nine months ended September 30, 1997 was $4,636,000 versus $6,273,000 for the same period in 1996, a decrease of $1,637,000.

     Income tax expense (benefit) was provided at an effective rate of 39.8% and 41.7% in 1997 and 1996, respectively.

     As a result, net loss for the nine months ended September 30, 1997 was $2,789,000 ($0.34 per share) versus $3,660,000 ($0.45 per share) for the same period in 1996, a decrease of $871,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of September 30, 1997, the Company had working capital of $49.5 million compared with $52.1 million as of December 31, 1996, a decrease of $2.6 million. Significant uses of working capital included a $1.1 million increase in other assets and capital expenditures of $0.9 million. The Company currently has no material commitments for capital expenditures.

     Cash used for operating activities was approximately $1.2 million in the nine months ended September 30, 1997 compared with cash provided from operating activities of $6.2 million in the comparable period in 1996. The change resulted primarily from an increase in inventory in 1997 verse a decrease in 1996 and a decrease in accounts payable in 1997 verse an increase in 1996.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of September 30, 1997, the Company had a $5.0 million line of credit, of which $1.6 million was outstanding with the remaining line of $3.4 million available for borrowing. The Company had a separate $15.0 million revolving credit agreement, which expired in January 1997. The Company is currently reviewing its options to establish a new revolving credit agreement. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

A.) Exhibits

 (2) Not Applicable

 (3) Not Applicable

 (4) Not Applicable

(10) Not Applicable

(11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(15) Not Applicable

(18) Not Applicable

(19) Not Applicable

(22) Not Applicable

(23) Not Applicable

(24) Not Applicable

(27) Financial Data Schedule

(99) Not Applicable

B.) There were no reports or exhibits on Form 8-K filed for the three months ended September 30, 1997.




Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SWISS ARMY BRANDS, INC.
                                                        Registrant


Date:  November 11, 1997
                                             By /s/ Thomas M. Lupinski
                                             Name:  Thomas M. Lupinski
                                             Title:  Senior Vice President &
                                             Chief Financial Officer, Secretary
                                             and Treasurer