Form 10-K
period 1997-12-31
SWISS ARMY BRANDS INC
filed 1998-03-30
CIK 731947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on March 17, 1998, was approximately $52,436,400. On such date, the closing price of registrant's common stock was $11( per share. Solely for purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's common stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

     The number of shares of Registrant's Common Stock, $.10 par value, outstanding on March 17, 1998, was 8,217,860 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                          SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                     INDEX

PART I:        INFORMATION                                       Page No.

Item 1.        Business                                          3 - 9

Item 2.        Properties                                            9

Item 3.        Legal Proceedings                                9 - 10

Item 4.        Submission of Matters to a Vote of Security
               Holders                                              10

PART II:

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                  11

Item 6.        Selected Financial Data                              12

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations   13 - 16

Item 7a.       Quantitative and Qualitative Disclosures about
               Market Risk                                          17

Item 8.        Financial Statements and Supplementary Data          17

Item 9.        Disagreements on Accounting and Financial
               Disclosure                                           17

PART III:

Item 10:       Directors and Executive Officers of the
               Registrant                                      18 - 22

Item 11:       Executive Compensation                          23 - 26

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                           26 - 29

Item 13.       Certain Relationships and Related Transactions  29 - 31


PART IV:       FINANCIAL INFORMATION

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                  32

                 Report of Independent Public Accountants          F-1

                 Consolidated Balance Sheets as of
                  December 31, 1997 and 1996.               F-2 to F-3

                 Consolidated Statements of Operations for the
                  Years Ended December 31, 1997, 1996
                  and 1995.                                        F-4

                 Consolidated Statements of Stockholders Equity
                  for the Years Ended December 31, 1997,
                  1996 and 1995.                                   F-5

                 Consolidated Statements of Cash Flows for the
                  Years Ended December 31, 1997, 1996
                  and 1995.                                        F-6

                 Notes to Consolidated Financial Statements F-7 to F-22

                 Schedule II                                       F-23

               Exhibits and Reports                                  32




                                     PART I


Item 1.      Business.

     Swiss Army Brands, Inc. ("SABI" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox (r) Original Swiss Army(tm) Knife, Victorinox(r) SwissTool(tm), Victorinox(r) SwissCard(tm), Victorinox(r) cutlery and Victorinox(tm) watches. SABI also markets its own line of Swiss Army(r) Brand Watches, Swiss Army Brand(tm) Sunglasses and other high quality Swiss-made products under its Swiss Army Brand worldwide. The Company has been marketing Victorinox Original Swiss Army Knives and Victorinox cutlery for over fifty years and has been the exclusive United States distributor of such products since 1972, an arrangement that was formalized in 1983. SABI added Canada and the Caribbean (including Bermuda) to its exclusive territory for Victorinox Original Swiss Army Knives in 1992 and 1993, respectively. Victorinox Original Swiss Army Knives as well as watches and other Swiss Army Brand products are marketed primarily to retailers and also to corporate gift buyers as advertising specialty products. SABI's cutlery line, which also includes imported products from Germany, England and France, is sold primarily to the food processing and service industries.

     Sales of Victorinox Original Swiss Army Knives, Victorinox SwissTools and Victorinox SwissCards, accounted for approximately 34% of SABI's 1997 sales while watches and other Swiss Army Brand products accounted for approximately 50%. Sales of professional and consumer cutlery accounted for approximately 16% of SABI's 1997 sales. Total SABI sales for the calendar years 1997, 1996 and 1995 were $118,744,000, $130,030,000 and $126,695,000, respectively. No customer accounted for more than 10% of net sales during any year in the three year period ended December 31, 1997. Foreign operations accounted for 14%,13% and 11% of SABI's net sales in the three year period ended December 31, 1997, respectively. See Note 14 to the Company's Financial Statements included herein for further information regarding the Company's foreign operations. At December 31, 1997 SABI had backlog orders of approximately $5,746,000, compared to backlog orders of $5,193,000 at December 31, 1996.

     During the past two years the Company has recorded special charges, primarily related to discontinued inventory, investment write-downs and restructuring costs. In 1997, the Company recorded a special charge of $1.3 million related to discontinued inventory and $0.8 million in restructuring costs. These restructuring costs primarily consisted of severance and related expenses. In the second quarter of 1996, as part of an extensive analysis of the Company's operations, the Company recorded a special charge of approximately $7.4 million. The special charge consisted of a $4.5 million write-off of discontinued inventory and a $2.9 million write-off of obsolete displays, goodwill, non-strategic investments and other assets. In the fourth quarter of 1996, the Company recorded an additional special charge of approximately $2.5 million. The special charge consisted of $1.6 million write-down related to non-strategic investment, a $0.4 million write-off of discontinued inventory and a $0.5 million write-off of obsolete displays and other assets. See further discussion in Management's Discussions and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included herein.

     The Company was incorporated on December 12, 1974 as a successor to a New York corporation. SABI's principal executive offices are located at One Research Drive, Shelton, Connecticut 06484 and its telephone number is (203) 929-6391. As of December 31, 1997, SABI and its subsidiaries had 226 full-time employees, including 10 in Canada and 5 in Switzerland.


                Swiss Army Knives and Swiss Army Brand Products
                -----------------------------------------------

     SABI is the exclusive United States, Canadian (with one minor exception for cutlery) and Caribbean distributor of Victorinox Original Swiss Army Knives, Victorinox SwissTools, Victorinox SwissCards and Victorinox Watches under agreements with SABI's principal supplier of pocket knives and cutlery, Victorinox Cutlery Company ("Victorinox"), a Swiss corporation and Europe's largest cutlery producer. SABI also sells watches and other high quality products under the Swiss Army Brand worldwide.

     Victorinox Original Swiss Army Knives are multiblade pocket knives containing implements capable of more functions than standard pocket knives. For example, SABI's most popular Swiss Army Knife model, the Classic, with a suggested retail price of $16, features a knife, scissors, nail file with screwdriver tip, toothpick and tweezers. SABI markets more than 50 different models of Victorinox Original Swiss Army Knives containing up to 30 different implements (with up to 40 separate features), ranging from a basic knife with a suggested retail price of $10 to the highest priced model at approximately $70 as well as a SwissChamp(r) Deluxe SOS kit with a suggested retail price of $175. SABI also sells multi-function lockblade knives designed for the hunting and outdoor market. In 1997, the Company added to its product line the
SwissCard(tm), a credit card shaped, ten function instrument, and the SwissTool(tm), a multi-tool with 23 features, including a full size pliers. The Company's line of Victorinox watches currently includes four models with a dozen styles, with suggested retail prices ranging from $110 to $150. The Company distributes its Victorinox Original Swiss Army Knives throughout the United States, Canada and the Caribbean through independent sales representatives and its direct sales force to over 3,800 wholesalers and retailers, including cutlery shops, department, specialty, jewelry and sporting goods stores, catalog showrooms, mass merchandisers and mail order houses. In Canada and the Caribbean, the Company distributes its Victorinox Original Swiss Army Knives principally through independent sales representatives. In addition, SABI sells Victorinox Original Swiss Army Knives through distributors to corporations and other organizations for promotional purposes, premium, employee gift award programs and corporate identity catalogs. SABI imprints these knives primarily at its own facilities with the customer's corporate name or logo.

     SABI's line of Swiss Army Brand products includes 8 models of Swiss Army Brand Watches with over 60 styles ranging from the Renegade(r), with a suggested retail price of $85 to the Titanium Two-Tone with a stainless steel bracelet, with a suggested retail price of $595. Swiss Army Brand Watches are sold both through a direct sales force selling to approximately 550 department, specialty and jewelry stores and the same independent sales representatives which sell Victorinox products. In the first quarter of 1997, the Company added to its product line newly designed Swiss Army(r) Brand Sunglasses. The Company's sunglass line includes fifty styles with suggested retail prices ranging from $85 to $110. In addition, SABI sells Swiss Army(tm) Brand writing instruments, and introduced in 1997 a line of watches under the Allenby trademark. Also in 1997, the Company entered into an arrangement pursuant to which it distributes in North America and serves as sales and marketing agent in most of the rest of the world a line of watches under the Swiss Air Force(tm) trademark. SABI currently obtains a majority of its Swiss Army Brand Watches from a single Swiss supplier, who is responsible for the final assembly of watch components manufactured by several manufacturers. The Company believes that alternate suppliers would be available if necessary and that the loss of its current supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

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

     In 1992, in connection with the settlement of litigation with Precise, SABI granted Precise a perpetual worldwide royalty free license to use the trademark Swiss Army in connection with Swiss made non-knife goods, other than time pieces, sunglasses and compasses. Under this agreement, Precise acknowledges SABI's exclusive rights to the Swiss Army trademark for non-knife products including time pieces, compasses and sunglasses. SABI and Precise are currently involved in arbitration related to this agreement, see Item 3 for further discussion.

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

                  The Swiss Confederation Trademark Agreement
                  -------------------------------------------

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

     Outside of the United States, Canada and the Caribbean, the Trademark Agreement provides for the grant to SABI of the right to an exclusive license, subject to the existing legal rights of others, for watches and sunglasses at a royalty equal to 3% of net sales. In addition, SABI has the right to a license for certain designated products outside of the United States, Canada and the Caribbean, also at a royalty equal to 3% of net sales, to use the Swiss Confederation Trademarks provided that SABI commences the sale of commercial quantities of such products within time periods prescribed by the Trademark Agreement.

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

                       Professional and Consumer Cutlery
                       ---------------------------------

     The majority of SABI's professional cutlery products, made of stainless steel, are manufactured by Victorinox and by other manufacturers located in Germany, England and France. Although the majority of SABI's professional cutlery products are marketed under the trademarks "Forschner" and "R.H. Forschner," the Company also has a private label business. SABI's customers for professional cutlery include distributors of hotel, restaurant, butcher, institutional, commercial fishing and slaughterhouse supplies and retail cutlery stores located throughout the United States and Canada. In addition, SABI markets the Victorinox line of floral knives to wholesale florists. Except for retail sales made by the Company's sales force, the majority of SABI's cutlery is sold through manufacturers' representatives and can be obtained from approximately 2,500 dealers.

     In 1997, the Company entered into the cut-resistant glove category. This glove is being sold to the same class of trade as the professional cutlery and is being manufactured by an independent third party in the United States.

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

     Until January 31, 1997, SABI's wholly owned subsidiary, Cuisine de France Limited, imported and distributed cutlery products for consumer use under the "Cuisine de France(r) Sabatier(r)" brand. On January 31, 1997 Cuisine de France Limited entered into an agreement providing for the sale of substantially all of the assets of Cuisine de France Limited. This transaction was completed in the fourth quarter of 1997.

                               License Agreement
                               -----------------

     On May 15, 1997, SABI entered into an agreement with St. John Knits, Inc. ("St. John") providing for the grant of an exclusive license, subject to certain terms and conditions, to SABI to market watches bearing the St. John(r) trademark. St. John is a leading designer, manufacturer and marketer of fine woman's apparel. SABI is presently in the process of designing watches to be marketed under the St. John trademark.

                              Victorinox Agreements
                              ---------------------

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

     The U.S. Distribution Agreement, together with the Company's agreements with respect to the rights obtained in 1992 and 1993 (together, the "Victorinox Agreements"), provides:

 * SABI is the exclusive distributor in the United States, its territories and possessions, Canada (with one minor exception), Bermuda and the Caribbean (excluding Cuba so long as SABI is prohibited by United States law from operating therein) (together, the "Territories"), of Victorinox Original Swiss Army Knives and most other Victorinox cutlery products and Victorinox Swiss-made watches (collectively, "Products").

 * The U.S. Distribution Agreement was renewed through December 12, 1998 and is subject to renewal at five year intervals at SABI's option unless, in any two consecutive years, purchases of Products by SABI fall below the average purchases for 1981 and 1982, which was 19,766,035 Swiss francs. SABI's distribution rights in Canada and the Caribbean are for initial terms of seven years (expiring in 1999 and 2000, respectively), subject to renewal for successive five year periods. In the event that Victorinox elects not to renew SABI's Canada distribution rights, Victorinox will be required to pay SABI the amount of $3,500,000.

 * During each calendar year SABI must purchase from Victorinox at least 85% of the maximum quantities of each of Swiss Army Knives and cutlery (expressed in Swiss francs) purchased in any prior year. The only remedy of Victorinox for SABI's failure to achieve these goals would be the termination of SABI's U.S. distribution rights. By agreement dated December 18, 1995, Victorinox and the Company agreed that for 1996 the minimum purchase requirement for Swiss Army Knives would be reduced to 75% of the maximum quantity purchased in any prior year. The Company met this requirement in 1996. In 1996, Victorinox agreed to reduce the 1997 minimum purchase requirements for Swiss Army Knives to 65% of the maximum quantity purchased in any preceding year. The Company met this requirement in 1997. The Company is currently in the process of establishing the minimum requirement for 1998. Pursuant to U.S. Distribution Agreement, the Company has notified Victorinox of its desire to renew the agreement for another five-year term commencing December 12, 1998.

 * In each calendar year Victorinox must, if requested, furnish SABI with up to 105% of each type of product purchased during the immediately preceding year. Victorinox has historically been able to accommodate SABI's supply requirements even when they have exceeded such amount. However, Victorinox's plant has a finite capacity and no assurances can be given that Victorinox will continue to meet any increased supply requirements of SABI.

 * Pricing provisions assure that the prices paid by SABI for products shipped to the United States will be as low or lower than those charged to any other Victorinox customer. In addition, SABI is granted a 4% discount on purchases of pocket knives and a 3% discount on purchases of cutlery. For products shipped directly to Canada and the Caribbean (including Bermuda), the prices paid by SABI are Victorinox's regular export prices. SABI also pays a royalty to Victorinox of 1% of net sales of Victorinox Watches.

 * SABI will not sell any new cutlery items without the agreement of Victorinox.

 * SABI will have complete discretion as to advertising, packaging, pricing and other marketing matters.

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

                                   Investments
                                   -----------

     In 1994, SABI invested a total of $7,002,990, paid in cash and in shares of stock of a publicly traded corporation, to acquire 700,299 shares of Series A Preferred Stock of Forschner Enterprises, Inc., a privately held corporation which was merged into Victory Capital LLC. In 1996, Victory Capital LLC changed its name to Hudson River Capital LLC ("Hudson River"). In 1996, SABI invested $2,000,209, paid in cash, to acquire 190,477 Series B Preferred Units of Hudson River. SABI's interest in Hudson River currently represents, in the aggregate, approximately 9.1% of the equity of Hudson River. Hudson River is a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments. Hudson River currently has equity and other interests in several private and publicly traded companies. The preferred units of Hudson River held by SABI carry a preference on liquidation equal to their cost and, in certain instances, are entitled to an annual preferred return.

     In 1996, Hudson River distributed pro-rata to its members all of its interest in Victory Ventures LLC, a private equity firm specializing in small market venture capital investments ("Victory Ventures"). SABI received in the distribution, and continues to hold, 890,776 Series A Preferred Units of Victory Ventures valued at the time of the distribution at $1.23 per unit, currently representing approximately 1.3% of the equity of Victory Ventures. The preferred units of Victory Ventures held by SABI carry a preference on liquidation equal to the value of the Series A Preferred Units on the date of the distribution and, in certain instances, are entitled to an annual preferred return.

     490,000 of Hudson River's common units and 2,327,382 of Hudson River's Series B Preferred Units (currently representing, in the aggregate, approximately 28.7% of Hudson River's outstanding equity) are held by Brae Capital Corporation ("Brae Capital"), a wholly-owned subsidiary of Brae. Mr. Marx is the owner of 700,000 plan units (representing approximately 7.1% of Hudson River's outstanding equity) issued by Hudson River under its Equity Incentive Plan, which entitle Mr. Marx to voting rights and to receive a portion of the appreciation of Hudson River's assets after the date of grant of such units under certain circumstances.

     490,000 of Victory Ventures' common units and 12,440,088 of Victory Ventures' Series A Preferred Units (currently representing in the aggregate, approximately 18.2% of Victory Ventures' outstanding equity) are held by Brae Capital. In addition, Brae Capital is the owner of 2,911,613 plan units (representing approximately 4.1% of Victory Ventures' outstanding equity) issued by Victory Ventures under its Equity Incentive Plan, which entitle Brae Capital to voting rights and to receive a portion of the appreciation of Victory
Ventures' assets after the date of grant of such units, under certain circumstances. Pursuant to an agreement between Hudson River and Brae, if certain conditions are met, Brae is required to purchase from Hudson River at Hudson River's cost 10%, and may purchase up to 20%, of the "equity portion" (defined as the common and warrant portion, or the preferred and warrant portion if no common is purchased provided that the preferred portion is participating) of each investment made by Hudson River. Brae may allocate all or a portion of the securities to be acquired pursuant to such agreement among the officers, directors, employees, consultants and common equityholders of Hudson River and such other persons who may be in a position to benefit Hudson River in such proportions as Brae shall determine. Brae is party to a similar agreement with Victory Ventures.

     Mr. Marx, a Director of SABI, is a Co-Chairman of the Board, a director and an equity holder of each of Hudson River and Victory Ventures, and a consultant to Victory Ventures. Mr. Clarke H. Bailey, a Director of SABI, is a Co-Chairman of the Board, a Director and an equityholder of Hudson River. Mr. Stanley R. Rawn, Jr., Senior Managing Director and a Director of SABI, and Mr. Herbert M. Friedman, a Director of SABI, also serve as directors and are equityholders of each of Hudson River and Victory Ventures. M. Leo Hart, a Director of SABI, also serves as a director of Victory Ventures.

Item 2.      Properties.

     The executive and administrative offices of SABI occupy approximately 42,500 square feet of leased space in an office building located in Shelton, Connecticut. SABI moved into these premises in September, 1993. The initial term of the lease on this space expires on September 1, 2001, subject to a renewal option for an additional five-year term.

     In addition, SABI leases approximately 7.4 acres in Shelton, Connecticut upon which the landlord has constructed a 85,000 square foot building, increased in January 1995 from 60,000 square feet, which SABI uses as a facility for warehousing, distribution, imprinting and assembly. The lease commenced in June, 1991 and has a term of ten years. SABI also leases approximately 13,000 square feet in a building in Toronto, Canada which it uses for office space and warehousing of products. The lease commenced in December, 1992 and expired in December, 1997. The Company has extended the term on this lease for a one year period.

   In 1996, SABI entered into a four-year lease for 7,000 square feet of space in a 30,000 square foot building in Bienne, Switzerland for use as a distribution center.

     SABI believes its properties are sufficient for the current and anticipated needs of its business.

Item 3.      Legal Proceedings.

     Except as set forth or referenced below, the Company is not involved in any material pending legal proceedings.

     K-Swiss filed on December 30, 1996 petitions to cancel the Company's U.S. Trademark Reg. No. 1,734,665 for watches and Reg. No. 1,715,093 for sunglasses
for "Swiss Army".    The Company believes it has meritorious defenses to these
petitions although their outcome cannot be predicted at this time.

     On July 14, 1997, the Company filed with the American Arbitration Association in New York, New York a demand for arbitration against Precise Imports Corporation, the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A., the only company other than Victorinox supplying pocketknives to the Swiss Armed Forces. In the demand for arbitration, the Company charges that Precise has violated the license agreement dated June 30, 1992 between Precise and the Company by utilizing the trademark Swiss Army in ways prohibited by the agreement. The Company seeks to enjoin future violations by Precise as well as damages resulting from past violations. Precise has filed an answer, defenses and counterclaims denying the Company's claims and alleging, as counterclaims, that the Company has violated the license agreement to Precise's detriment, that the Company has engaged in anti-competitive activity against Precise in violation of both the license agreement and anti-trust laws, that the Company has engaged in acts of unfair competition against Precise and that the Company has knowingly published false statements regarding Precise in addition to other counterclaims. Precise seeks to enjoin the Company from all of the acts cited in Precise's counterclaims as well as an award of the Company's profits and Precise's damages caused by the Company's alleged acts. While the Company cannot predict the outcome of the arbitration, it believes that its claims against Precise are meritorious, it has meritorious defenses to Precise's counterclaims and intends to vigorously pursue its claims and defend against the counterclaims.

     Certain parties have informed the Company that they believe that the Victorinox SwissTool or portions of it infringe patent rights held by them. If the Company is unable to resolve these issues amicably no assurance can be given as to the outcome and the Company may incur substantial legal fees in connection with the infringement defense of any patent action that may be brought. The result of an adverse decision in any such action could be the issuance of an injunction prohibiting the Company's sale of the Victorinox SwissTool or the imposition of damages or both. Any of these could have material adverse effect on the Company's future results of operations.

     The Company is also a plaintiff in several proceedings to enforce its intellectual property rights.

     In addition, see "Business - Swiss Army Knives and Swiss Army Brand Products".

Item 4.      Submission of Matters to a Vote of Security Holders.

             Not Applicable.

                                    PART II
                                    -------


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          A.      Market Information.
                  -------------------

     Shares of SABI's Common Stock are traded on The Nasdaq Stock Market under the symbol SABI. The range of high and low transactions for shares of Common Stock, which is the only class of capital stock of SABI outstanding, as reported by Nasdaq since the first quarter of 1996 were as follows:

                        Fiscal 1996       Fiscal 1997        Fiscal 1998*
                        -----------       -----------        ------------


                        High     Low       High     Low        High     Low
                        ----     ---       ----     ---        ----     ---

First Quarter          $12 1/2  $11 1/4   $14 1/8  $11 3/4    $12 1/2  $9 3/4
Second Quarter          15       12        13       11 1/8
Third Quarter           14       11 1/2    13 1/2    9 1/8
Fourth Quarter          14 1/4   12 3/4    11 1/2    9 5/8


*Through March 17, 1998.

     The public market for Common Stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

          B.      Holders.
                  --------

     On March 17, 1998 shares of Common Stock were held by 341 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

          C.      Dividends.
                  ----------

     The Company has not paid a cash dividend since its inception, and its present policy is to retain earnings for use in its business. Payment of dividends is dependent upon the earnings and financial condition of SABI and other factors which its Board of Directors may deem appropriate. Under SABI's bank loan agreement, as amended, which expires on June 30, 1998, SABI agreed not to declare or pay any dividends unless immediately following such payment SABI's ratio of indebtedness to tangible net worth, calculated as set forth in the agreement, does not exceed 0.75 to one, and SABI's ratio of current assets to current liabilities is in excess of 2.5 to one. The Company is currently negotiating a new bank loan agreement which could contain similar restrictions.

Item 6.   Selected Financial Data

     The following selected financial data for the five years ended December 31, 1997, was derived from the consolidated financial statements of the Company. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, related notes and other financial information included herein.

   (In thousands, except per share amounts)              Year Ended December 31,

                           1997(1)      1996(2)     1995       1994       1993

Net sales                 $118,744     $130,030   $126,695   $144,437   $102,543
Gross profit                42,724       40,836     44,264     55,804     42,027
Selling, general and
administrative expenses     49,639       46,241     40,265     40,293     30,753
Operating income (loss)     (6,915)      (5,405)     3,999     15,511     11,274
Gain (loss) on sale
(write-down) of investments    398       (2,382)     1,771         37         -
Other income (expense), net    116          179       (134)       445        251
Income (loss) before income
taxes and cumulative effect
of accounting change        (6,401)      (7,608)     5,636     15,993     11,525
Income tax provision
(benefit)                   (2,376)      (2,343)     2,523      6,633      4,221
Income (loss) before
cumulative effect of
accounting change           (4,025)      (5,265)     3,113      9,360      7,304
Cumulative effect of
accounting change for
income taxes                    -            -          -          -         220
                            --------    --------    --------   --------  -------
Net income (loss)          ($4,025)     ($5,265)    $3,113    $ 9,360    $ 7,524
                           ---------    --------    --------   --------  -------
Earnings per share:
Income (loss) before
cumulative effect of
 accounting change:
      Basic                 ($0.49)      ($0.64)    $ 0.38    $  1.20    $  1.10
      Diluted               ($0.49)      ($0.64)    $ 0.38    $  1.16    $  1.04
  Net income (loss)
   per share
      Basic                 ($0.49)      ($0.64)    $ 0.38    $  1.20    $  1.14
      Diluted               ($0.49)      ($0.64)    $ 0.38    $  1.16    $  1.07

Other Financial Data:
Current assets             $64,144      $70,933    $74,355    $78,641    $57,551
Total assets                94,051       98,643    101,230    105,708     78,004
Current liabilities         18,343       18,787     16,291     23,932     17,651
Long-term debt                 -            -          -          -          -
Stockholders' equity        75,708       79,856     84,939     81,775     60,353
Cash dividends per common
  share                    $   -        $   -      $   -      $   -      $   -
Weighted average number
of shares outstanding:
      Basic                  8,209        8,202      8,185      7,832      6,610
      Diluted                8,209        8,202      8,236      8,062      7,053


(1) The financial results for 1997 include a $1.3 million write-off of discontinued inventory (included in cost of sales) and $0.8 million of restructuring costs (included in selling, general and administrative expenses). See Note 3 to the Company's Consolidated Financial Statements.

(2) The financial results for 1996 include special charges of approximately $9.9 million. See Note 3 to the Company's Consolidated Financial Statements. The special charges consisted of a $4.9 million write-off of discontinued inventory (included in cost of sales), a $2.6 million write-off of obsolete displays, goodwill and other assets (included in selling, general and administrative expenses) and a $2.4 million write-down of non-strategic investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           FORWARD LOOKING STATEMENTS
                           --------------------------

     The following discussion, as well as other portions of this Annual Report on Form 10-K, contains, in addition to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc-U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations; and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to increased competition, changes in consumer tastes and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward looking statements included herein.

Results of Operations

     In 1997, net sales totaled $118.7 million, an 8.7% decrease from 1996. The financial results for 1997 and 1996 have been negatively impacted by inventory write-offs and restructuring costs. The 1997 financial results include a $1.3 million inventory write-off of discontinued inventory (included in cost of sales) and $0.8 million of restructuring costs (included in selling, general and administrative expenses). These restructuring costs primarily consisted of severance and related expenses. The 1996 financial results include special charges of approximately $9.9 million, which resulted from an extensive analysis of the Company's operations. The special charges in 1996 consisted of a $4.9 million write-off of discontinued inventory (included in cost of sales), a $2.6 million write-off of obsolete displays, goodwill and other assets (included in total selling, general and administrative expenses), and a $2.4 million write-down of non-strategic investments.

     The following table shows, as a percentage of net sales, the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997:

                                                   Year Ended December 31,
                                                  1997       1996       1995
                                                  ----       ----       ----

Net sales                                        100.0%     100.0%     100.0%
Cost of sales                                     64.0       68.6       65.1
                                                 -----      -----      -----
Gross profit                                      36.0       31.4       34.9

Selling, general and administrative
  expenses before special charges                 41.8       33.6       31.8

Special charges                                     -         2.0         -
                                                 -----       -----      -----
Total selling, general and
  administrative expenses                         41.8       35.6       31.8
Operating income (loss)                           (5.8)      (4.2)       3.1
Interest expense                                    -         (.1)       (.2)
Interest income                                     .1         .1         .4
Gain (loss) on sale (write-down) of
   investments                                      .3       (1.8)       1.4
Equity interest in
  unconsolidated affiliates                         -          -         (.4)
Other income, net                                   -          .2         .1
                                                 ------     -------    -------
Income (loss) before income taxes                 (5.4)      (5.8)       4.4
Income tax provision (benefit)                    (2.0)      (1.8)       2.0
                                                 ------     -------    -------
Net income (loss)                                 (3.4)%     (4.0)%      2.4%
                                                 ======     =======    =======

Comparison of the Years Ended December 31, 1997 and December 31, 1996
---------------------------------------------------------------------

     Net sales for the year ended December 31, 1997 were $118.7 million, $11.3 million or 8.7% lower than in 1996. Approximately $3.6 million of the decrease is due to the sale of substantially all the assets of Cuisine de France Limited ("CDF") in January 1997, with the remaining sales decrease due primarily to a 17% decrease in Victorinox Original Swiss Army Knife sales, a 6% decrease in watch sales, a 6% decrease in cutlery sales offset in part sales of Swiss Army Brand Sunglasses, Victorinox SwissCards and Victorinox SwissTools.

     Gross profit for the year ended December 31, 1997 was $42.7 million, 4.6% higher than in 1996. This is due primarily to an inventory write-off of $4.9 million in 1996, and the increase in the value of the U.S. dollar versus the Swiss franc, offset in part by lower net sales and a $1.3 million inventory write-off in 1997. The inventory write-off in 1997, was primarily the result of discontinuing certain watch styles. The inventory write-off in 1996, was the result of the Company discontinuing certain products, including certain cutlery products sold by CDF. Excluding the inventory write-offs in 1997 and 1996, the gross profit margin percentage increased from 35.2% in 1996 to 37.1% in 1997. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross profit, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current estimated Swiss franc requirements, the Company believes it is hedged through the third quarter of 1998. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

     Selling, general and administrative expenses (excluding the special charges described below) for the year ended December 31, 1997 were $49.6 million, $6.0 million or 13.6% higher than in 1996. The expense increase resulted primarily from increased selling expenses and increased expenditures in the areas of merchandising and promotion and approximately $0.8 million related to continued restructuring costs. As a percentage of net sales, selling, general and administrative expenses (excluding the special charges described below) increased from 33.6% in 1996 to 41.8% in 1997.

     Special selling, general and administrative expenses of $2.6 million in 1996 consisted of the write-off of obsolete displays, goodwill and other assets. The goodwill write-off related to CDF, and was taken due to the lack of recoverability of the asset. Substantially all the assets of CDF were sold by the Company in 1997 with no significant gain or loss.

     As a result of the above, the Company recorded an operating loss of $6.9 million for the year ended December 31, 1997 as compared to an operating loss of $5.4 million in 1996. Excluding the effects of the inventory write-offs, restructuring costs and the special charges, the Company recorded an operating loss of $4.8 million in 1997, as compared to operating income of $2.1 million in 1996.

     Interest expense of $40,000 for the year ended December 31, 1997 was $107,000 lower than interest expense in 1996, due to lower borrowings in 1997 as compared to 1996.

     Interest income of $155,000 for the year ended December 31, 1997 was $35,000 higher than interest income in 1996, due to increased invested cash balances during 1997 as compared to 1996.

     The gain on the sale of investments for the year ended December 31, 1997 was $398,000, as compared to a loss of $2.4 million in 1996. The gain in 1997 was due to a distribution from the Company's investment in Victory Ventures LLC, which resulted in a gain of $286,000 and a $112,000 recovery of a privately held startup entity that was written-off in 1996. The loss in 1996 was primarily due to the $1.6 million write-down of the Company's investment in the common stock of SWWT, Inc.( formerly known as SweetWater, Inc.), a publicly-traded entity, and an $800,000 write-down of the Company's investment in the aforementioned privately held start-up entity.

     As a result of the above, the loss before income taxes for the year ended December 31, 1997 was $6.4 million compared to $7.6 million in 1996.

     Income tax expense (benefit) was provided at an effective rate of 37.1% for the year ended December 31, 1997 as compared to 30.8% for the year ended December 31, 1996. The change in the effective tax rate was due to foreign and state income taxes.

     As a result of the above, the net loss for the year ended December 31, 1997 was $4.0 million ($0.49 per share) as compared to $5.3 million ($0.64 per share) in 1996.

Comparison of the Years Ended December 31, 1996 and December 31, 1995
---------------------------------------------------------------------
     Net sales for the year ended December 31, 1996 were $130.0 million, $3.3 million or 2.6% higher than in 1995. The Company's net sales increased for the year due to a 6% increase in watch sales and a 13% increase in cutlery sales, offset in part by a 9% decrease in Victorinox Original Swiss Army Knife sales.

     Gross profit for the year ended December 31, 1996 was $40.8 million, 7.7% lower than in 1995. This is due primarily to an inventory write-off of $4.9 million in 1996. The inventory write-off was the result of the Company discontinuing certain products, including certain cutlery products sold by CDF. Excluding the $4.9 million inventory write-off, the gross profit margin percentage increased from 34.9% in 1995 to 35.2% in 1996. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross profit, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company currently plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

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

     Special selling, general and administrative expenses of $2.6 million in 1996 consisted of the write-off of obsolete displays, goodwill and other assets. The goodwill write-off related to CDF, and was written-off due to the lack of recoverability of the asset.

     As a result of the above, the Company recorded an operating loss of $5.4 million for the year ended December 31, 1996 as compared to operating income of $4.0 million in 1995. Excluding the effects of the inventory write-off and the special charges, the Company recorded operating income of $2.1 million in 1996, as compared to operating income of $4.0 million in 1995. This decrease is due to higher selling, general and administrative expenses, offset in part by higher gross profit.

     Interest expense of $147,000 for the year ended December 31, 1996 was $70,000 lower than interest expense in 1995, due to lower borrowings in 1996 as compared to 1995.

     Interest income of $120,000 for the year ended December 31, 1996 was $437,000 lower than interest income in 1995, due to decreased invested cash balances during 1996 as compared to 1995.

     The loss on the write-down of investments for the year ended December 31, 1996 was $2.4 million, as compared to a gain on the sale of investments of $1.8 million in 1995. The loss in 1996 was primarily due to the $1.6 million write-down of the Company's investment in the common stock of SWWT, Inc., a publicly-traded entity, and an $800,000 write-down of the Company's investment in a privately held start-up entity. Both of these investments became impaired in 1996. Gain on sale of investments of $1.8 million in 1995 was due primarily to the sale of the Company's investment in the common stock of Simmons Outdoor Corporation.

     Equity interest in unconsolidated affiliates was a loss of $548,000 in 1995 due to the Company using the equity method of accounting for its investments in Simmons Outdoor Corporation and SWWT, Inc. The equity method of accounting was not applicable in 1996.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1997, the Company had working capital of $45.8 million compared with $52.1 million as of December 31, 1995, a decrease of $6.3 million. Significant uses of working capital consisted of additions to other assets of $3.1 million and capital expenditures of $1.1 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $2.7 million in the year ended December 31, 1997 compared with cash provided from operating activities of $7.6 million in the year ended December 31, 1996. The change primarily resulted from a smaller decrease in inventory in 1997 as compared to 1996 and decrease in accounts payable in 1997 as compared to an increase in 1996, offset in part by a decrease in accounts receivable in 1997 as compared to an increase in 1996 and an increase in accrued liabilities in 1997 as compared to a decrease in 1996.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreements. As of December 31, 1997, the Company had no outstanding borrowings under its bank agreements. The Company currently has a $5.0 million line of credit which it can use for any borrowings and a $5.0 million commercial promissory note agreement which expires on June 30, 1998. The Company is currently reviewing its options to establish a new revolving credit agreement. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources continue to be sufficient to meet its operating needs.

Year 2000
---------

     The Company has been conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and has developed an implementation plan to minimize disruption. The Company presently believes that, with modifications to existing software, of which some already have been implemented, and investment in new software, the Year 2000 problem as it relates to its own computer systems will not pose significant operational concerns, and the costs to ensure compliances of its own computer systems will not have a material impact on the financial position or results of operations in any given year. However, the Year 2000 readiness of the Company's customers, suppliers and lenders may vary, and no assurances can be given that Year 2000 problem will not have a material impact on the financial condition or results of operations in any given year.

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk


Foreign Exchange Risk
---------------------

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. See further discussion in "Results of Operations". At December 31, 1997, the Company has entered into foreign currency contracts and options to purchase 46,000,000 Swiss francs in 1998 at a weighted average contractual rate of 1.443 Swiss franc/dollar. Deferred gains and losses on these contracts are immaterial at December 31, 1997.

Item 8.       Financial Statements and Supplementary Data

     The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9.       Disagreements on Accounting and Financial Disclosure

     None.

                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant

     The Directors and Executive Officers of SABI are as follows:

                                                                      Director
                                                                       and/or
        Name              Age     Position(s)                      Officer Since
       -----              ---     -----------                      -------------
J. Merrick Taggart        47      President (1)                            1995
Peter W. Gilson           58      Chairman of the Executive
                                  Committee and Director (2)               1994
Louis Marx, Jr.           66      Chairman of the Management
                                  Committee and Director (3)               1990
Stanley R. Rawn, Jr.      70      Senior Managing Director
                                  and Director (4)                         1990
Harry R. Thompson         68      Managing Director                        1994
Thomas M. Lupinski        45      Senior Vice President, Chief
                                  Financial Officer, Secretary
                                  and Treasurer                            1986
Michael J. Belleveau      41      Vice President and General Manager -
                                  Swiss Army Brands Division               1994
David J. Parcells         39      Vice President - Operations              1992
Jerald J. Rinder          51      Vice President and General Manager -
                                  Victorinox Division                      1996
Robert L. Topazio         49      Vice President and General Manager -
                                  R.H. Forschner Division                  1996
Douglas M. Rumbough       41      Vice President and General Manager -
                                  Corporate Markets Division               1992
A. Clinton Allen          54      Director (5)                             1993
Clarke H. Bailey          43      Director (6)                             1997
Thomas A. Barron          46      Director                                 1983
Vincent D. Farrell, Jr.   51      Director (7)                             1992
Herbert M. Friedman       66      Director (8)                             1981
M. Leo Hart               49      Director (9)                             1991
James W. Kennedy          47      Director (10)                            1981
Keith R. Lively           46      Director (11)                            1994
Lindsay Marx              32      Director                                 1994
Eric M. Reynolds          45      Director                                 1994
John Spencer              68      Director (12)                            1990
John V. Tunney            63      Director (13)                            1992


1. Mr. Taggart is a member of the Company's Executive Committee, Management Committee and Foreign Exchange Committee.

2. Mr. Gilson is Chairman of the Company's Executive Committee and a member of the Nominating Committee.

3.      Mr.  Marx  is  Chairman  of  the  Company's  Management  Committee   and
        Nominating Committee and a member of the Company's Executive Committee and Foreign Exchange Committee.

4. Mr. Rawn is a member of the Company's Executive Committee, Management Committee and Nominating Committee.

5. Mr. Allen is Chairman of the Company's Stock Option and Compensation Committee and a member of the Executive Committee.

6.      Mr. Bailey is a member of the Company's Executive Committee.

7. Mr. Farrell is Chairman of the Company's Audit Committee and a member of the Executive Committee and Foreign Exchange Committee.

8. Mr. Friedman is a member of the Company's Executive Committee, Audit Committee and Nominating Committee.

9.      Mr. Hart is a member of the Company's Nominating Committee.

10.     Mr. Kennedy is a member of the Company's Foreign Exchange Committee.

11. Mr. Lively is a member of the Company's Stock Option and Compensation Committee.

12. Mr. Spencer is a member of the Company's Audit Committee and Stock Option and Compensation Committee.

13. Mr. Tunney is a member of the Company's Stock Option and Compensation Committee.

Biographical Information
------------------------

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

     Peter W. Gilson, Chairman of the Executive Committee and a Director of the Company, also served as President and Chief Executive Officer of Physician Support Systems, Inc., a company specializing in the management of physicians' health care practices, from 1991 through January 1998. From 1989 to the present, Mr. Gilson has also served as President and Chief Executive Officer of the Warrington Group, Inc., a manufacturer of safety products which was previously a division of The Timberland Company. From 1987 to 1988, Mr. Gilson served as Chief Operating Officer of The Timberland Company, a manufacturer of footwear and outdoor clothing. From 1978 to 1986, he served as President of the Gortex Fabrics Division of W.L. Gore Associates. Mr. Gilson is also a director of SWWT, Inc. ("SWWT"), a holding company formerly in the business of manufacturing and marketing portable water filtration systems and Glenayre Technologies, Inc. ("Glenayre Technologies"), a paging and messaging infra-structure technology firm.

     Louis Marx, Jr., Chairman of the Management Committee and a Director of the Company, has been associated with the Company for over 20 years and has played the key role in helping to guide its affairs during that entire period. Through discussions with the Chief Executive Officer of Victorinox Cutlery Company ("Victorinox"), the Company's principal supplier, he and Mr. Rawn were responsible for the Company obtaining exclusive U.S. distribution rights for Victorinox products and later, together with Mr. Rawn and Mr. Kennedy, negotiated the expansion of the Company's distribution rights to include Canada, Bermuda and the Caribbean and also obtained for the Company exclusive distribution rights to the Victorinox Watch. In a prior year he and Mr. Rawn played an important part in negotiating, on behalf of the Company, the settlement of potentially expensive litigation, and more recently, Mr. Marx has played an active role in the Company's investment policy and, together with the Company's advisors, has successfully managed the Company's currency hedging program. Mr. Marx is a director and member of the Compensation Committee of Cyrk, Inc. ("Cyrk"), a distributer of products for promotional programs and custom-designed sports apparel and accessories. Mr. Marx has been a venture capital investor for more than thirty years. Mr. Marx, together with his close business associates, have been founders or substantial investors in such companies as Pan Ocean Oil Corporation, Donaldson, Lufkin & Jenrette, Bridger Petroleum Corporation Ltd., Questor Corporation, Environmental Testing and Certification Corporation, Garnet Resources Corporation, The Prospect Group, Inc. and Noel Group, Inc. ("Noel"), a publicly held company which prior to its adoption in 1996 of a Plan of Complete Liquidation and Dissolution, conducted its principal operations through small and medium sized operating companies in which it holds controlling interests. Mr. Marx served as a director of The Prospect Group, Inc., a company which, prior to its adoption in 1990 of a Plan of Complete Liquidation and Dissolution, conducted its major operations through subsidiaries acquired in leveraged buyout transactions ("Prospect"), from February 1986, and as Chairman of Prospect's Asset Committee from October 1988, until January 1990. Mr. Marx serves as a trustee of the New York University Medical Center and Middlebury College and as Chairman of the Madison Avenue Fund for Children. Mr. Marx is also Co-Chairman and a director of Hudson River Capital LLC, a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments ("Hudson River"), and a Co-Chairman, director and consultant of Victory Ventures LLC, a private equity firm specializing in small market venture capital investments ("Victory
Ventures").  He is  President  and a  director  of  Victorinox-Swiss  Army Knife
Foundation, a non-profit corporation formed by the Company for charitable purposes including the improvement of the welfare of underprivileged children. Mr. Marx is the father of Lindsay Marx, a Director of the Company.

     Stanley R. Rawn, Jr., Senior Managing Director and a Director of the Company, actively participates with Messrs. Marx, Taggart and Kennedy in furthering the relationship between the Company and Victorinox as well as in coordinating management strategies. He has also played an important part in obtaining and expanding the Company's exclusive distribution rights covering Victorinox products. Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company from November, 1985 until the merger of that company in May, 1992. Mr. Rawn is also the Chief Executive Officer and a director of Noel; a director of Hudson River, Victory Ventures, Staffing Resources, Inc., a temporary help corporation, and Victorinox - Swiss Army Knife Foundation; and a Trustee of the California Institute of Technology.

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

     Jerald J. Rinder, Vice President and General Manager - Victorinox Division, was elected to the office of Vice President in February, 1996. From 1994 through 1995 Mr. Rinder was Executive Vice President of Pringle of Scotland USA, an
apparel company. From 1993 to 1994 Mr. Rinder was Vice President - Sales/Marketing of Walkover Shoe Co. and from 1991 through 1993 was Vice President - Sales of Stride Rite Corp.

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

     Douglas M. Rumbough, Vice President and General Manager - Corporate Markets Division, was elected to the office of Vice President in June 1992. Mr. Rumbough has served the Company in various positions since 1981.

     A. Clinton Allen, a Director of the Company, is Chairman of A. C. Allen & Co., a Massachusetts based consulting firm. Mr. Allen also serves as Vice Chairman and a director of Psychemedics Corporation, a company that provides testing services for the detection of abused substances through an analysis of hair samples, and of Dewolfe Companies, Inc., a real estate company, and as a director of SWWT, and of Response U.S.A., a company in the home alarm business.

     Clarke H. Bailey was elected a director of the Company in January 1997. He served as Chief Executive Officer and a director of Glenayre Technologies from December 1990 until March 1994 and as its Vice Chairman of the Board from November 1992 to July 1996. In March 1994, Mr. Bailey was named Chairman of the Executive Committee of the Board of Glenayre Technologies, and he relinquished the title of Chief Executive Officer. Since February 1995, Mr. Bailey has served as Co-Chairman of the Board and a director of Hudson River. He is also currently Chairman of the Executive Committee and a director of Connectivity Technologies, Inc., an acquisition company with interests in the wire and cable industry, and a director of Iron Mountain Incorporated. He served as Chairman, Chief Executive Officer and a director of Arcus Group Inc., the leading national provider of secure off-site computer data storage and related disaster recovery services as well as information technology staffing solutions, from February 1995 to January 1998.

     Thomas A. Barron, a Director of the Company, is an author and has been Chairman of Evergreen Management Corp., a private investment firm since January, 1990. From November, 1983 through November 1989, Mr. Barron was President and Chief Operating Officer and a director of Prospect. From 1988 through January, 1990, Mr. Barron served as Chairman of the Board of the Company. Mr. Barron also serves as a director and Chairman of the Board of SWWT. Mr. Barron has served as a Trustee of Princeton University.

     Herbert M. Friedman, a Director of the Company, is a partner in the law firm of Zimet, Haines, Friedman & Kaplan, where he has been a member since 1967. Zimet, Haines, Friedman & Kaplan acts as counsel to the Company. Mr. Friedman is also a director of Noel, Prospect, Hudson River, Victory Ventures, Connectivity Technologies and Victorinox - Swiss Army Knife Foundation.

     Vincent D. Farrell, Jr., a Director of the Company, has been a Managing Director of the investment management firm of Spears, Benzak, Salomon & Farrell, Inc., ("Spears, Benzak") since 1982. Mr. Farrell is also a director of HealthPlan Services Corporation, a provider of marketing and administrative services for health and benefit programs.

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

     Keith R. Lively, a Director of the Company, is Chairman of the Board and Chief Executive Officer of Authentic Specialty Foods, Inc., a manufacturer and marketer of specialty foods, a position he has held since August 1997. Prior to that Mr. Lively was a private investor and, from January 1995 through December, 1995, was a consultant to the Company. From 1988 through September 1994, Mr. Lively was the President, Chief Executive Officer and a Director of The Famous Amos Chocolate Chip Cookie Corporation. From September 1992 through September
1994, Mr. Lively was also Senior Vice President, a member of the Executive Committee and a Director of President Baking Company, which purchased The Famous Amos Chocolate Cookie Corporation in September 1992. Mr. Lively also serves as a director of SWWT.

     Lindsay Marx, a Director of the Company is a private investor. From November 1992 to January 1994, she was a production assistant at Iron Mountain Productions, a dramatic production company. Ms. Marx was an assistant to the director at the Paper Mill Playhouse in 1992 and, from September 1989 to March 1992, an artistic assistant at The Body Politic, also a dramatic production company. Ms. Marx graduated from Middlebury College in 1987. Ms. Marx is the daughter of Louis Marx, Jr.

     Eric M. Reynolds, a Director of the Company, is a private investor and was President, Chief Executive Officer and a director of SWWT, from January, 1993 to February 5, 1998. Previously, from 1987 through 1990, Mr. Reynolds served as a marketing consultant to various companies including W.L. Gore & Associates and Marmot Mountain Works, Ltd., a company founded by Mr. Reynolds in 1974 that is in the business of designing, manufacturing and marketing mountaineering, backpacking and ski outerwear products.

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

     John V. Tunney, a Director of the Company, is currently Chairman of the Board of Cloverleaf Group, Inc., a general partner of Sun Valley Ventures, a partnership engaged in venture capital and leveraged buyout activities and a consultant to Trace International, Inc. an investment firm. From 1971 to 1977 Mr. Tunney served as a United States Senator from the state of California and as a Member of the United States House of Representatives from 1965 to 1971. Mr. Tunney is also a director of Illinois Central Corporation, Illinois Central Railroad Company, and Foamex International, Inc., a foam manufacturer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the year ended December 31, 1997 all filing requirements applicable to the Company's officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 11.        Executive Compensation

                           Summary Compensation Table
                           --------------------------

     The Summary Compensation Table below sets forth individual compensation information of the President and the five other most highly paid executive officers of the Company for services rendered in all capacities during the fiscal years ended December 31, 1997, 1996 and 1995.

                                 Annual Compensation                     Long-Term Compensation


                                                                       Awards         Payouts
    (a)                  (b)      (c)       (d)       (e)            (f)       (g)        (h)         (i)
                                                       Other
                                                      Annual      Restricted                         All Other
Name and                                              Compen-        Stock      Options/    LTIP       Compen-
Principal Position       Year    Salary      Bonus    sation         Award       SARS      Payouts     sation
------------------      ------   ------      -----    -------     ----------    --------   -------   ---------

J. Merrick Taggart       1997   $300,000       -        -             -           -           -      $  4,750 (1)
President                1996   $250,000    $40,000  $50,809 (2)      -          40,000       -      $  3,353 (3)
                         1995   $ 33,654       -        -             -         100,000 (4)   -         -

Peter W. Gilson          1997   $210,000       -        -             -           -           -         -
Chairman of the          1996   $200,000       -        -             -          20,000       -         -
 Executive Committee     1995   $150,000       -        -             -         150,000       -

Stanley G. Mortimer III  1997   $109,200       -        -             -           -           -      $255,029 (6)
Executive Vice           1996   $210,000    $17,500     -             -          10,000       -        $8,515 (7)
President (5)            1995   $210,000    $ 5,000     -             -          25,000       -        $8,584 (8)

Harry R. Thompson        1997   $210,000       -        -             -           -           -        $2,410 (9)
Managing Director        1996   $200,000    $20,000     -             -          25,000       -        $2,392 (10)
                         1995   $200,000    $15,000     -             -          25,000       -        $2,195 (11)

Leslie H. Green          1997   $185,000       -        -             -           -           -      $281,444 (13)
Vice President (12)      1996   $175,000    $17,500     -             -          10,000       -        $3,845 (14)
                         1995   $175,000    $10,000     -             -          10,000       -        $3,796 (15)

Jerald J. Rinder         1997   $170,000    $15,000   $103,737 (17)   -           -           -        $2,779 (18)
Vice President (16)      1996   $153,546    $25,000    $44,797 (19)   -          10,000       -           -

Michael J. Belleveau     1997   $160,000       -        -             -           -           -        $3,145 (20)
Vice President           1996   $150,000    $17,500     -             -          10,000       -        $2,740 (21)
                         1995   $120,000    $18,000     -             -          10,000       -        $2,440 (22)

     1 Consists of $4,750 contributed by the Company to Mr. Taggart's account under the Company's 401K savings plan.

     2 Includes relocation benefits of $45,109.

     3 Consists of $3,353 contributed by the Company to Mr. Taggart's account under the Company's 401K savings plan.

     4 Consists of warrants to purchase Common Stock.

     5 Mr. Mortimer resigned from the office of Executive Vice President on May 23, 1997.

     6 Consists of a $250,000 payment in 1997 related to Mr. Mortimer's resignation, $2,215 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $2,814 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

     7 Consists of $2,423 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $6,092 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

     8 Consists of $4,300 contributed by the Company to Mr. Mortimer's account under the Company's 401K savings plan and $4,284 in benefit to Mr. Mortimer of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Mortimer.

     9 Consists of $2,410 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plan.

     10 Consists of $2,392 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plan.

     11 Consists of $2,195 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plan.

     12 Ms.  Green  resigned  from the  office  of Vice  President  on  December
12,1997.

     13 Consists of a $278,250 payment made in January 1998 related to Ms. Green's resignation and $3,194 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

     14 Consists of $3,845 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

     15 Consists of $3,796 contributed by the Company to Ms. Green's account under the Company's 401K savings plan.

     16 Mr. Rinder joined the Company on January 11, 1996.

     17 Includes relocation benefits of $102,297.

     18 Consists of $2,779 contributed by the Company to Mr. Rinder's account under the Company's 401K savings plan.

     19 Includes relocation benefits of $40,693.

     20 Consists of $3,145 contributed by the Company to Mr. Belleveau's account under the Company's 401K savings plan.

     21 Consists of $2,740 contributed by the Company to Mr. Belleveau's account under the Company's 401K savings plan.

     22 Consists of $2,440 contributed by the Company to Mr. Belleveau's account under the Company's 401K savings plan.

                       Option Grants in Last Fiscal Year
                       ---------------------------------

     The following table sets forth, for each of the executive officers named in the Summary Compensation Table information regarding individual grants of options made in the last fiscal year, and their potential realizable values.

                                                      Potential Realizable
                                                        Value at Assumed
                                                      Annual Rates of Stock
                                                      Price Appreciation for
                                 Individual Grants                 Option Term
                                 -----------------                 -----------

(a)                    (b)             (c)             (d)           (e)        (f)     (g)
                                   % of Total
                                  Options Granted   Exercise or
                       Options    To Employees in    Base Price    Expiration
Name                  Granted      Fiscal Year       ($/Sh)          Date       5% ($)   10% ($)
----                  -------    ---------------   -----------    ----------   -------- --------

J. Merrick Taggart      N/A              N/A           N/A           N/A         N/A       N/A
Peter W. Gilson         N/A              N/A           N/A           N/A         N/A       N/A
Stanley G. Mortimer III N/A              N/A           N/A           N/A         N/A       N/A
Harry R. Thompson       N/A              N/A           N/A           N/A         N/A       N/A
Leslie H. Green         N/A              N/A           N/A           N/A         N/A       N/A
Jerald J. Rinder        N/A              N/A           N/A           N/A         N/A       N/A
Michael J. Belleveau    N/A              N/A           N/A           N/A         N/A       N/A

                   Option Exercises and Year-End Value Table

     The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the executive officers named in the summary Compensation Table.

 Aggregated Options Exercises in Last Fiscal year, and FY -End Option/SAR Value

                                      (a) (b) (c) (d) (e)
                                                                     Value of
                                                    Number of       Unexercised
                                                   Unexercised      In-the-Money
                                                   Options/SARs   Options/SARs at
                                                   at FY-End #        FY-End($)

                   Shares Acquired     Value        Exercisable/    Exercisable/
Name               on Exercise (#)   Realized ($)  Unexercisable    Unexercisable
----               ---------------   ------------  -------------    -------------

J. Merrick Taggart      -              -             92,000/45,000     -/-
Peter W. Gilson         -              -            121,500/47,500     -/-
Stanley G. Mortimer III -              -             46,250/-          -/-
Harry R. Thompson       750           $5,531         39,500/18,750     40,219/-
Leslie Green            -              -             32,500/-          -/-
Jerald J. Rinder        -              -              5,000/5,000      -/-
Michael J. Belleveau    -              -             23,750/7,500      -/-

                           Compensation of Directors
                           -------------------------

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

                Employment Agreement and Severance Arrangements
                -----------------------------------------------

     The Company entered into a Severance Agreement dated as of July 1, 1997 with Mr. Stanley G. Mortimer III, who was, until May 23, 1997, a Director and Executive Vice President of the Company. The agreement provides that in connection with Mr. Mortimer's resignation from those positions he would be provided certain severance benefits including a one time payment of $250,000.

     The Company entered into a Severance Agreement dated as of December 12, 1997 with Ms. Leslie H. Green, who was, until that date, a Vice President of the Company. The agreement provides that in connection with Ms. Green's resignation from that position she would be provided certain severance benefits including a one time severance payment of $ 278,250 which was paid in January 1998. Ms. Green is also to receive certain other specified benefits through June 30, 1999.

                                  Pension Plan
                                  ------------

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

     Participants will receive reduced benefits on a life annuity basis with continuation of benefits to their spouses after death unless an optional form of benefit is selected. Pre-retirement death benefit coverage is also provided. A participant is 100% vested in his accrued benefits, as defined in the Pension Trust, upon such accrual. The Years of Credited Service as of December 31, 1997 of each of the individuals named in the Cash Compensation table herein are as follows:

        J. Merrick Taggart          2 year
        Peter W. Gilson             2 year
        Stanley G. Mortimer III    12 years
        Harry R. Thompson           2 year
        Leslie H. Green             7 years
        Jerald J. Rinder            2 years
        Michael J. Belleveau        6 years

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

                  Pension Benefits for 1997 Retirees at Age 65
                  --------------------------------------------


                                Years of Service
 Remuneration         15           20           25          30            35
 ------------       ------       ------       ------      ------        ------

 50,000          $   6,715    $   8,953   $   11,192      13,430    $   15,668
 75,000             11,590       15,453       19,317      23,180        27,043
100,000             16,465       21,953       27,442      32,930        38,418
125,000             21,340       28,453       35,567      42,680        49,793
150,000             26,215       34,953       43,692      52,430        61,168


          Compensation Committee Interlocks and Insider Participation
          -----------------------------------------------------------

     In 1997, the Compensation Committee was comprised of A. Clinton Allen, Keith R. Lively, John V. Tunney and John Spencer. None of these individuals is an officer or employee of the Company or any of its subsidiaries.


Item 12.        Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding beneficial ownership of the Common Stock on March 17, 1998, by each person or group known by the Company to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise noted, each person listed below has sole voting and investment power with respect to the shares listed next to his or its name.

        Number of
Name of Beneficial Owner                Shares             Percent owned (1)
------------------------                ------             -----------------
Louis Marx, Jr.
667 Madison Avenue
New York, NY  10021                   3,099,2222  (2)             35.6%

Brae Group, Inc.
15710 John F. Kennedy Blvd.
Houston, TX  77032                    3,075,2003  (3)             35.3%

Victorinox A.G.
CH-6438
Ibach-Schwyz
Switzerland                            1,999,500                  24.3%

David L. Babson & Co., Inc.
One Memorial Drive
Cambridge, MA 02142                     535,5004  (4)              6.5%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue
Santa Monica, CA 90401                  477,9245  (5)              5.8%

     1.Based on 8,217,860 shares of Common Stock outstanding, not including 614,108 shares held as Treasury stock. Treated as outstanding for the purposes of computing percentage ownership of each holder are shares issuable to such holder upon exercise of options and warrants.

     2.Consists of 19,730 shares held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,575,200 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

     3.Includes 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

     4.According to a Schedule 13G dated January 20, 1998, consists of shares which David L. Babson & Co., Inc. beneficially owns by virtue of serving as investment advisor.

     5.According to a Schedule 13G dated February 9, 1998, consists of shares as to which Dimensional Fund Advisors, Inc. shares power of disposition by virtue of serving as investment advisor to its clients.

     The following table sets forth certain information concerning the beneficial ownership of Common Stock on March 17, 1998, by each Director, each officer named in the Summary Compensation Table herein and by all Directors and officers of the Company as a group.

                                 Number of
        Name                      Shares          Percent of Class (1)
        ----                     ---------        --------------------

J. Merrick Taggart               95,000 (2)               1.1%
Stanley G. Mortimer III           1,010                    *
Harry R. Thompson                37,500 (3)                *
Leslie H. Green                  32,500 (4)                *
Jerald J. Rinder                  5,000 (5)                *
Michael J. Belleveau             26,250 (6)                *
A. Clinton Allen                 35,000 (7)                *
Clarke H. Bailey                   -0-
Thomas A. Barron                 85,000 (8)               1.0%
Vincent D. Farrell, Jr.          35,000 (9)                *
Herbert M. Friedman              15,868 (10)               *
Peter W. Gilson                 122,500 (11)              1.5%
M. Leo Hart                     101,000 (12)              1.2%
James W. Kennedy                101,010 (13)              1.2%
Keith R. Lively                   1,000                    *
Lindsay Marx                     25,000 (14)               *
Louis Marx, Jr.               3,099,222 (15)             35.6%
Stanley R. Rawn, Jr.            142,711 (16)              1.7%
Eric M. Reynolds                 26,000 (17)               *
John Spencer                      1,000                    *
John V. Tunney                     -0-                     *
All officers and directors    4,106,133 (18)             42.7%
  as a group (25 persons)

*Less than 1% of the Class.

     1.Based on 8,217,860 shares of Common Stock outstanding, not including 614,108 shares held as Treasury Stock. Treated as outstanding for the purpose of computing the percentage ownership of each director and of all directors and officers as a group are shares issuable to such individuals upon exercise of options.

     2. Includes 72,000 shares of Common Stock issuable upon exercise of warrants held by Mr. Taggart and 20,000 shares of Common Stock issuable upon exercise of Options held by Mr. Taggart.

     3. Consists of 37,500 shares of Common Stock issuable upon exercise of Options held by Mr. Thompson.

     4. Consists of 32,500 shares of Common Stock issuable upon exercise of Options held by Ms. Green.

     5. Consists of 5,000 shares of Common Stock issuable upon exercise of Options held by Mr. Rinder.

     6. Consists of 26,250 shares of Common Stock issuable upon exercise of Options held by Mr. Belleveau.

     7. Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Allen.

     8. Includes 50,000 shares of Common Stock issuable upon exercise of Options held by Mr. Barron.

     9. Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Farrell. Excludes shares beneficially owned by Spears, Benzak, a general partnership in which Mr. Farrell has a 22% interest.

     10. Includes 12,500 shares of Common Stock issuable upon exercise of Options held by Mr. Friedman.

     11. Includes 121,500 shares of Common Stock issuable upon exercise of options held by Mr. Gilson.

     12. Includes 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Hart.

     13. Includes 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Kennedy.

     14. Consists of 25,000 shares of Common Stock issuable upon exercise of Options held by Ms. Marx.

     15. Consists of 19,730 shares of Common Stock held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,575,200 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon exercise of options held by Brae Group, Inc.

     16. Includes 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Rawn.

     17. Includes 25,000 shares of Common Stock issuable upon exercise of Options held by Mr. Reynolds.

     18. Includes 1,320,250 shares of Common Stock issuable to directors and officers upon exercise of Options and 72,000 shares of Common Stock issuable upon exercise of warrants.

Item 13.        Certain Relationships and Related Transactions

     Messrs. Louis Marx, Jr., Chairman of the Company's Management Committee, and a Director of the Company, and Stanley R. Rawn Jr., Senior Managing Director and a Director of the Company, devoted considerable time and attention to the affairs of the Company during 1997. During 1997 Messrs. Marx and Rawn were principally compensated through split dollar insurance on their lives, a method which allows the Company to recover, without interest, all premiums paid on the death of the insured and which has substantially lower earnings impact over the years than would similar amounts paid as cash compensation. Specifically, the Company has purchased split dollar life insurance payable on the death of Mr. Marx, some of which is payable on the later to die of Mr. Marx and his wife, and split dollar life insurance payable on the death of Mr. Rawn. Under these arrangements the Company will pay approximately $3,700,000 over the course of the next 16 years as premiums under the policies for Mr. Marx and approximately $2,700,000 over the course of the next 12 years under the policy for Mr. Rawn (in each case including amounts paid in the first fiscal quarter of 1998), and will be reimbursed, without interest, for all of the premiums that it has paid upon the death of the respective insured. The actual premiums to be paid may be higher than estimated depending upon the performance of the insurance company's investments and other factors. Pursuant to the terms of life insurance agreements entered into with each of Messrs. Marx and Rawn, the Company shall continue to be obligated to pay these premiums during the insured's employment with the Company and in the event of the termination of such employment for any reason, unless the insured willfully and materially breaches the terms of a consulting agreement between him and the Company and such breach continues for 30 days after written notice. Under the terms of such consulting agreements, each of Messrs. Marx and Rawn is to be engaged as a consultant immediately following the termination of his employment with the Company and, in such event, shall receive such compensation as shall be fair under the circumstances. Mr. Marx has been so engaged as a consultant to the Company since February 15, 1995, the date on which he ceased to serve as Chairman of the Company's Executive Committee. The consulting agreements may be terminated by the Company upon thirty days notice. In 1997, the Company paid an aggregate of $552,664 in premiums on the policies pertaining to Mr. Marx and $315,150 in premiums on the policy pertaining to Mr. Rawn. There will be an insignificant earnings impact in 1998 of the policies on Messrs. Marx's and Rawn's lives, and an increasingly positive impact on earnings in the later years.

     In July 1994, the Company entered into a Services Agreement with Brae Group, Inc. ("Brae") which beneficially owns 35.6% of the outstanding Common Stock and in which Louis Marx, Jr., a Director of the Company, has a controlling interest, and in which Victorinox Cutlery Company ("Victorinox"), a key supplier and beneficial owner of approximately 24.3% of the outstanding Common Stock, has a non-controlling stock interest. Mr. M. Leo Hart, a Director of the Company, is Chief Executive Officer of Brae. Under the Services Agreement, Brae is to provide various services to the Company for a period of four years relating to maintaining, enhancing and expanding the Company's relationship with Victorinox. In exchange for these services, Brae received an option to purchase 500,000 shares of the Company's Common Stock at the then current market price of $10.75 per share. The option is fully vested and can be exercised for ten years from the date of the Services Agreement.

     Lahinch Group, Inc., of which Mr. James W. Kennedy, a Director of the Company, is president, director and a significant stockholder, and of which Mr. Louis Marx, Jr. and Victorinox Cutlery Company are investors, purchased from the Company products for resale to the golf oriented channel of trade in 1997 in the amount of $172,670.

     In 1997, the Company paid $555,000 for legal services rendered by the law firm of Zimet, Haines, Friedman & Kaplan, of which Mr. Herbert M. Friedman, a Director of the Company, is a partner.

     Victorinox Cutlery Company owns approximately 24.3% of the outstanding Common Stock and is the supplier to the Company of Swiss Army Knives, professional cutlery products and Victorinox Watches. During the year ended December 31, 1997, the Company purchased Victorinox products in aggregate amount of approximately $31,000,000.

              Swiss Army Brands, Inc. Charitable Insurance Program
              ----------------------------------------------------

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

     Generally, there will be a small, negative impact on earnings in 1998, and an increasingly positive impact on earnings after 1998 as the cash surrender value of the insurance increases.

     If a director were to leave the Company prior to the time when the cash surrender value of the policy exceeds the aggregate premiums, and the Company received no further substantial benefit from his or her services, the obligation to pay future premiums would result in a charge to earnings at the time he or she left. The charge to earnings for 1997 with respect to directors who left the Company in 1997 was insignificant.

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

                                    PART IV
                                    -------

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)         Documents filed as part of this report:
                                                                       Page(s)


(1)
            Financial Statements:

            Report of Independent Public Accountants                         F-1

            Consolidated Balance Sheets - December 31, 1997 and 1996  F-2 to F-3

            Consolidated Statements of Operations for the Years Ended
            December 31, 1997, 1996 and 1995                                 F-4

            Consolidated Statements of Stockholders' Equity for the
            Years Ended December 31, 1997, 1996 and 1995                     F-5

            Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1997, 1996 and 1995                           F-6

            Notes to Consolidated Financial Statements               F-7 to F-22
(2)
            Schedule --

            Schedule II -- Valuation and Qualifying Accounts for
            the Years Ended December 31, 1997, 1996 and 1995                F-23


All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swiss Army Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Swiss Army Brands, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Army Brands, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission?s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedure applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    ARTHUR ANDERSEN LLP

Stamford, Connecticut
  February 10, 1998


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS





                                                               December 31,
                                                            1997         1996
                                                            ----         ----
Current assets
   Cash and cash equivalents                               $1,078       $2,067
   Accounts receivable, less
    allowance for doubtful accounts
    of $975 and $1,032, respectively                       28,224       32,992
   Inventories                                             27,438       29,657
   Deferred income taxes                                    3,519        3,295
   Prepaid and other                                        3,885        2,922
                                                           ------       ------
      Total current assets                                 64,144       70,933
                                                           ------       ------
Deferred income taxes                                       2,407        1,597

Property, plant and equipment, net                          3,751        3,969

Investments in preferred units                              8,793        9,003

Investments in common stock                                   369          150

Foreign distribution rights, net                            3,551        4,226

Other assets, net                                          11,036        8,765
                                                           ------       ------
Total assets                                              $94,051      $98,643
                                                          =======      =======


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 31,

                                                         1997            1996

Current liabilities
   Accounts payable                                     $8,478         $10,952
   Accrued liabilities                                   9,865           7,835
                                                        ------          -------
 Total current liabilities                              18,343          18,787


 Commitments and contingencies (Note 13)

Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -
      2,000,000; no shares issued                          -               -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued - 8,823,718
      and 8,822,968, respectively                        882               882

   Additional paid-in capital                         46,186            46,182

   Foreign currency translation adjustment              (240)             (113)

   Retained earnings                                  33,993            80,821
                                                      -------           ------
                                                      38,018            84,969

   Less-cost of common stock in
      treasury; 614,108 shares                        (5,113)           (5,113)
                                                      -------           -------
Total stockholders' equity                            75,708            79,856
                                                      -------           -------
Total liabilities and stockholders' equity           $94,051           $98,643
                                                     ========          ========

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                 Year Ended December 31,
                                             1997         1996         1995
                                             ----         ----         ----

Net sales                                 $118,744      $130,030     $126,695
Cost of sales                               76,020        89,194       82,431
                                          --------      --------     --------
Gross profit                                42,724        40,836       44,264
Selling, general, administrative
   expenses before special charges          49,639        43,679       40,265
Special charges                                 -          2,562           -
                                          --------      --------     --------
Total selling, general and
   administrative expenses                  49,639        46,241       40,265
Operating income (loss)                     (6,915)       (5,405)       3,999
Interest expense                               (40)         (147)        (217)
Interest income                                155           120          557
Gain (loss) on sale (write-down) of
investments                                    398        (2,382)       1,771
Equity interest in unconsolidated affiliates    -             -          (548)
Other income, net                                1           206           74
                                           -------        -------      -------
 Total interest and other income
(expense), net                                 514        (2,203)       1,637
                                           -------        -------     --------
Income (loss) before income taxes           (6,401)       (7,608)       5,636
Income tax provision (benefit)              (2,376)       (2,343)       2,523
                                           -------        -------     -------
Net income (loss)                          ($4,025)      ($5,265)      $3,113
                                           =======        =======     =======
Earnings per share:
   Basic earnings per share                 ($0.49)       ($0.64)       $0.38
                                           =======        =======     =======
   Diluted earnings per share               ($0.49)       ($0.64)       $0.38
                                           =======        =======     =======
Weighted average number of shares
   outstanding:
   Basic                                     8,209         8,202        8,185
                                           =======        =======     =======
   Diluted                                   8,209         8,202        8,185
                                           =======        =======     =======

     The accompanying notes to consolidated financial statements are an integral part of these statements.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (in thousands, except share data)



                                                            Foreign
                            Common Stock     Additional     Currency
                          Par Value  $.10      Paid-In    Translation    Retained    Treasury
                         Shares     Amount     Capital     Adjustment    Earnings     Stock

BALANCE
December 31, 1994        8,796,968   $880      $45,867       ($28)        $40,170     ($5,113)
Net income                    -        -          -            -            3,113         -
Stock options exercised      3,750     -            31         -              -           -
Foreign currency
   translation adjustment     -        -          -            19             -           -
                         ---------   -----     --------     ---------     -------     ---------
BALANCE
December 31, 1995        8,800,718   $880       45,898         (9)         43,283      (5,113)
Net loss                      -        -          -            -           (5,265)        -
Stock options and
   warrants exercised       22,250      2          284         -              -           -
Foreign currency
   translation adjustment     -        -          -          (104)            -           -
                         ---------   -----     --------     ---------     -------     ---------
                         8,822,968    882       46,182       (113)         38,018      (5,113)
BALANCE
December 31, 1996

Net loss                      -        -          -            -           (4,025)        -
Stock options exercised        750     -             4         -              -           -
Foreign currency
  translation adjustment      -        -          -          (127)            -           -
                         ---------   -----     ---------    ---------     -------     ---------
BALANCE
December 31, 1997        8,823,718   $882      $46,182      ($240)        $33,993     ($5,113)
                         =========   =====     =========    =========     =======     =========


     The accompanying notes to consolidated financial statements are an integral part of these statements.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Year Ended December 31,
                                                    1997       1996       1995

Cash flows from operating activities:
   Net income (loss)                              ($4,025)    ($5,265)   $3,113
   Adjustments to reconcile net income (loss)
   to cash provided from (used for) operating
   activities:
      Depreciation and amortization                 2,709       4,035     3,249
      Deferred income taxes                        (1,034)     (1,725)     (643)
      Equity interest in unconsolidated affiliates     -           -        548
      Loss on sales of property, plant and equipment   -            3         9
      (Gain) loss on (sale) write-down of
       investments                                   (398)      2,382    (1,771)
                                                  --------     -------   -------
                                                   (2,748)       (570)    4,505
Changes in other current assets and liabilities:
   Accounts receivable                              4,745      (1,091)   (2,330)
   Inventories                                      2,204       6,966    (9,741)
   Prepaid and other                                 (967)       (270)   (1,144)
   Accounts payable                                (2,462)      4,509    (7,581)
   Accrued liabilities                              1,880      (1,937)      (64)
                                                  --------     -------   -------
    Net cash provided from (used for)
      operating activities                          2,652       7,607   (16,355)
                                                  --------     -------  --------

Cash flows from investing activities:
   Capital expenditures                            (1,056)     (1,465)   (1,430)
   Proceeds from sale of property, plant
   and equipment                                      -           -          22
   Additions to other assets                       (3,070)     (3,021)   (2,814)
   Investment in preferred units                      -        (2,000)      -
   Investments in common stock                        -           -      (3,710)
   Sales of short-term investments                    -           -       5,311
   Proceeds from sale of investments                  550          60     6,822
                                                 --------     --------  --------
   Net cash provided from (used for)
     investing activities                          (3,576)     (6,426)    4,201
                                                 --------     --------  --------
Cash flows from financing activities:
   Borrowings under bank agreements                 1,930      10,246    15,970
   Repayments under bank agreements                (1,930)    (10,246)  (15,970)
   Proceeds from exercise of stock options
    and warrants                                        4         286        31
                                                 --------     --------  --------
   Net cash provided from financing activities          4         286        31

 Effect of exchange rate changes on cash              (69)         (9)       24
 Net increase (decrease) in cash and cash
    equivalents                                      (989)      1,458   (12,099)
   Cash and cash equivalents, beginning of period   2,067         609    12,708
                                                 ---------    --------  --------
   Cash and cash equivalents, end of period        $1,078      $2,067     $ 609
                                                 =========    ========  ========
Cash paid during the period:
   Interest                                           $34        $147      $252
                                                 =========    ========  ========
   Income taxes                                      $321        $233    $3,429
                                                 =========    ========  ========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     NATURE OF BUSINESS
          Swiss Army Brands, Inc. ("Swiss Army" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox SwissTool, Victorinox SwissCard, Victorinox cutlery and Victorinox watches. Swiss Army also markets its own line of Swiss Army Brand Watches, Sunglasses and other high quality Swiss made products under its Swiss Army Brand worldwide. The Company's cutlery line, which also includes imported products from Germany, England and France, is sold primarily to the food processing and service industries. Swiss Army has only one business segment - the importation and distribution of cutlery, knives, watches and other consumer products. No customer accounted for greater than 10% of net sales in the three years ended December 31,1997.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           Principles of consolidation
          The  consolidated  financial  statements  include the  accounts of the
          Company   and   its   wholly-owned   subsidiaries.   All   significant
          inter-company transactions have been eliminated.

           Revenue recognition
          The Company recognizes revenue upon shipment of product. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances.

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

          The vast majority of the Company's products are imported from Switzerland and are paid for in Swiss francs. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross margin, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. Gains and losses on these contracts are deferred and recognized in cost of sales when the related inventory is sold. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

           Cash and cash equivalents
          Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less. Investments with maturities between three and twelve months are considered short-term investments.

           Inventories
          Domestic inventories are valued at the lower of cost determined by the last-in, first-out (LIFO) method or market. Had the first-in, first-out (FIFO) method been used to value domestic inventories as of December 31, 1997 and 1996, the balance at which inventories are stated would have been $2,993,000 and $3,157,000 higher, respectively. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories primarily consist of finished goods and packaging materials.

           Property, plant and equipment
          Property, plant and equipment are stated at cost. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment are comprised of the following:



                                                       December 31,
                                                  1997             1996
                                                      (in thousands)

        Leasehold improvements                   $1,090          $1,030
        Equipment                                 7,945           7,228
        Furniture and fixtures                    1,923           1,670
                                                 ------           -----
                                                 10,958           9,928
        Accumulated depreciation                 (7,207)         (5,959)
                                                 ------           ------
                                                 $3,751          $3,969
                                                 ======          =======

     Depreciation is computed principally by use of the straight-line method based on the following estimated useful lives:



                                            Years
Equipment                                  3 to 10
Furniture and fixtures                     3 t0 10

          The provision for amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the assets or terms of the leases, whichever is shorter. For the years ended December 31, 1997, 1996, and 1995, depreciation and amortization expense of property, plant and equipment was approximately $1,260,000, $1,599,000 and $1,521,000, respectively.

           Long-lived assets
          The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996, and this accounting standard did not have a material effect on the Company's financial position or results of operations. The Company continually reviews the recoverability of the carrying value of these assets using the provisions of SFAS No. 121.

           Investments
          Investments in common stock of companies in which the Company owns between 20% to 50% are accounted for under the equity method, with the Company recording its proportional share of net income or losses of these companies and amortization of goodwill related to the acquisition of the investments. These amounts equaled losses of $548,200 for 1995.

          Investments in preferred units or stock are accounted for at cost, subject to review for impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

          Investments in common stock of companies in which the Company owns less than 20% are accounted for at fair value, subject to review for permanent impairment. Changes between cost and fair value are reflected as a component of stockholders' equity. Any write-down of the cost due to impairment is reflected in income.

           Earnings per share
          In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", and the Company's reported earnings per share were restated. There was no effect on diluted earnings per share in the three years ended December 31, 1997.

          Basic earnings per share is computed by dividing net income (loss) by the number of weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. No common share equivalents have been included in the years ended December 31, 1997 and 1996, as they would have had an anti-dilutive effect. Common share equivalents are calculated using the treasury stock method.

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

           Income taxes
          The Company follows SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the provision for income taxes, as determined using the liability method, includes deferred taxes resulting from temporary differences in income for financial and tax purposes. Such temporary differences primarily result from differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

           New Accounting Pronouncements
          In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No.
          130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 effective January 1, 1998.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company does not expect adoption of this statement to result in significant changes to its presentation of financial data. The Company will adopt SFAS No. 131 effective January 1, 1998.

(3)     SPECIAL CHARGES
          In 1997,  the Company  recorded  $0.8 million of  restructuring  costs
          (included in selling, general and administrative expenses) and a special charge of $1.3 million (included in cost of sales) related to discontinued inventory. The restructuring costs primarily consisted of severance and related expenses.

          In 1996, the Company recorded special charges of approximately $9,887,000 related to an extensive analysis of the Company's operations and non-strategic assets. The special charges consisted of:


                                                    (in thousands)

         Write-off of inventory                        $4,932 (A)
         Selling, general and administrative charges    2,562 (B)
         Write-down of investments                      2,393 (C)
                                                      --------
                                                       $9,887
                                                      ========

          (A) Represents the write-off of discontinued inventory, including certain cutlery products sold by Cuisine de France Limited ("CDF") (see Note 7).

          (B) Consists of an $870,000 write-off of goodwill and other assets related to CDF (see Note 7), a $1,151,000 write-off for obsolete displays and a $541,000 write-off of other assets.

          (C) Consists of a $1,593,000 write-down of the Company's common stock investment in SWWT, Inc. (formerly known as SweetWater, Inc.), and an $800,000 write-off of the Company's investment in a privately held affiliated start-up entity (see Note 6).

(4)     PRINCIPAL SUPPLIERS

          Swiss Army imports for resale all of its Swiss Army Knives, SwissTools, SwissCards and certain of its other cutlery products from a principal supplier, Victorinox Cutlery Company ("Victorinox"), a Swiss company. Effective December 12, 1993, Swiss Army renewed a five-year agreement (originally signed on December 12, 1983 and as amended) with Victorinox which appoints Swiss Army as exclusive distributor of Victorinox Original Swiss Army Knives, SwissTools, Victorinox SwissCards and most of its other cutlery products in the United States and gives Swiss Army exclusive rights to use Victorinox trademarks and trade names in the United States with respect to Swiss Army Knives and cutlery. The agreement is subject to renewal at five year intervals at the Company's option and remains in effect as long as Swiss Army continues to purchase quantities of Swiss Army Knives and cutlery (based on the Swiss franc purchase price) at least equal to 85% of the maximum amount of purchases of each in any preceding year . In 1995, Victorinox agreed to reduce the 1996 minimum purchase requirements on knives to 75% of the maximum amount of purchases in any preceding year. In 1996, Victorinox agreed to reduce the 1997 minimum purchase requirements on knives to 65% of the maximum amount of purchases in any preceding year. The Company purchased the required minimums in 1997, with total purchases from Victorinox of approximately $31,000,000. The Company is currently in the process of establishing the minimum purchase requirement for 1998. As required under the agreement, Swiss Army has notified Victorinox of its desire to renew the agreement for another five year term commencing December 12, 1998. Pursuant to this agreement, Swiss Army must obtain Victorinox's permission to sell new cutlery items. All of the Swiss Army Knives and certain of the cutlery items that Swiss Army sells in Canada and the Caribbean also are supplied by Victorinox.

   Foreign distribution rights with Victorinox are comprised of the following:

                                           December 31,          Amortization
                                         1997       1996            Period
                                          (in thousands)
       Canadian distribution
         rights (A)                      $3,483     $3,483         10 Years
       Caribbean and Victorinox Watch
         distribution rights (B)          3,261      3,261         10 Years
                                         ------     ------
                                          6,744      6,744
       Accumulated amortization          (3,193)    (2,518)
                                         ------     ------
                                         $3,551     $4,226
                                         ======     ======

     (A) In April 1992, Swiss Army entered into an agreement with Victorinox under which it received the exclusive distribution rights for Victorinox Original Swiss Army Knives in Canada and was appointed the principal distributor of Victorinox professional cutlery in Canada. In exchange for the grant of these rights, Swiss Army issued to Victorinox 277,066 shares of its common stock from treasury. The rights received were awarded to Swiss Army for a fixed seven-year term with a continuous five-year renewal arrangement upon expiration of the fixed term. Victorinox has the right not to renew the agreement; however, should Victorinox choose not to renew upon expiration of the fixed term, Victorinox is required to pay Swiss Army $3,500,000.

     (B) On December 21, 1993, Swiss Army entered into an agreement with Victorinox under which it received the exclusive distribution rights for Victorinox Original Swiss Army Knives and professional cutlery in the
     Caribbean. Swiss Army also received the right to distribute Victorinox Swiss-made watches in the United States, Canada and the Caribbean and acquired the 20% share of the Company's subsidiary, Victorinox of
     Switzerland, Ltd., that Victorinox owned. In exchange for the grant of these rights and the stock acquired, Swiss Army issued to Victorinox a five-year warrant to purchase 1,000,000 shares of common stock at a $3.75 discount to the current market price on the date of exercise. The value of the warrant of $3,750,000 was allocated between the purchase of the distribution rights ($3,261,144) and the acquisition of the 20% share of Victorinox of Switzerland, Ltd., ($488,856). In April 1994, the discount from the current market price was modified to $4.25 in exchange for Victorinox's agreement to pay the exercise price immediately instead of after one year as allowed by the original agreement. All of the shares issued upon exercise of the warrant were subsequently sold to a corporate shareholder of Swiss Army that is controlled by a director of Swiss Army, in exchange for shares of the common stock of that corporation. As part of the agreement, Swiss Army pays Victorinox a royalty of 1% of net sales of Victorinox Watches. The Caribbean distribution rights are for a fixed seven-year term automatically renewable in successive five-year periods unless either party notifies the other at least six months prior to expiration of such period of its intent not to renew. The term of Victorinox Watch distribution rights in each territory coincides with the term for Victorinox cutlery products in that territory.

     The Company does not have any manufacturing facilities and imports virtually all of its products from independent suppliers. The Company's business is subject to certain risks related to its arrangements with its foreign suppliers, including possible restrictions on transfer of funds, the risk of imposition of quotas on the amount of products which may be imported into the United States (although no quota currently exists), maritime union strikes and political instability. Although the Company has exclusive distributorship agreements with Victorinox, its principal supplier, it does not have such contractual arrangements with its other suppliers. The agreement with Victorinox provides for certain minimum annual purchases of products by the Company, and failure to achieve these goals would result in Victorinox having the right to terminate the agreement. Such a termination would have a material adverse effect upon the Company's operations. Although the Company has a contractual right to receive minimum quantities of Swiss Army Knives from Victorinox, were this source of supply to fail for any reason, the Company probably would be unable to find an alternative source. Any substantial disruption of the Company's relationships with Victorinox would have a material adverse effect on its operation and results. Virtually all of the Company's imported products are subject to United States custom duties.

     Although approximately 60%, or $16,700,000, of total payments for watches and watch parts in 1997 were made to a single watch supplier, which is responsible for the final assembly of watch components manufactured by several manufacturers, the Company believes that alternate watch suppliers would be available, if necessary. Furthermore, the Company believes that the loss of this supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

(5)     RELATED PARTY TRANSACTIONS

     One of Swiss Army's directors is a partner in a law firm which provides legal services to the Company. For the years ended December 31, 1997, 1996 and 1995, Swiss Army incurred fees of $629,000, $598,000 and $516,000, respectively, relating to these services.

     Four of Swiss Army's directors serve as directors of Hudson River Capital LLC, including two who serve as Co-Chairman. Four of Swiss Army's directors serve as directors of Victory Ventures LLC, including one who serves as Co-Chairman. Four of Swiss Army's directors serve as directors of SWWT, Inc. See Note 6 for further discussion.

     A Company policy authorizes Swiss Army to compensate, in the form of a commission of up to 3% of net sales for up to three years, non-employees for their direct role in introducing significant new customers to the Company. In 1995, Swiss Army paid to a relative of one of Swiss Army's directors half of a 3% commission on net sales to a customer, on whose board the same director also serves as a member. In 1995, this customer represented approximately 6% of Swiss Army's net sales.

     In July 1994, Swiss Army entered into a Services Agreement with Brae Group, Inc. ("Brae"), a company which is a stockholder of Swiss Army and in which a Swiss Army director and a principal supplier have a controlling and non-controlling stock interest, respectively. Under the Services Agreement, Brae is to provide various services to Swiss Army for a period of four years relating to maintaining, enhancing and expanding Swiss Army's relationship with the Company's principal supplier. In exchange for these services, Brae received an option to purchase 500,000 shares of Swiss Army's common stock at the then current market price of $10.75 per share. The option vested immediately and can be exercised for 10 years from the date of the Services Agreement.

     Effective January 1, 1995, Swiss Army entered into an agreement with a director, under which the director received $10,000 per month for consulting services rendered in 1995. This agreement was terminated on December 31, 1995.

     In December 1995, a Swiss Army director and former Co-Chairman entered into an agreement with the Company to become a sole distributor of Swiss Army Brand products to the golf market. Investors in this new entity include the Company's principal supplier and a member of Swiss Army's Board of Directors, who is a controlling stockholder of Brae. This agreement ended in the fourth quarter of 1997. Sales to this entity were approximately $173,000 and $270,000 in 1997 and 1996, respectively.

(6)     INVESTMENTS
          Investments consist of the following:

                                                            1997       1996
                                                            (in thousands)
               Preferred units of Hudson
                  River Capital LLC (A)                    $7,907     $7,907
               Preferred units of
                  Victory Ventures LLC (B)                    886      1,096
                                                           ------     ------
                  Total investments in preferred units     $8,793     $9,003
                                                           ======     ======
              Common stock of Chaparral Resources, Inc. (C)  $219        -
              Common stock of SWWT, Inc. (D)                  150        150
                                                           ------     ------
                  Total investments in common stock          $369       $150
                                                           ======     ======

     (A) Hudson River Capital LLC ("Hudson River"), formerly known as Victory Capital LLC ("Victory"), is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. Hudson River currently has equity and other interests in several private and publicly traded companies. In 1994, Swiss Army invested a total of $7,002,990 paid in cash and in shares of stock of a publicly traded corporation, to acquire 700,299 shares of preferred stock of Forschner Enterprises, Inc. ("FEI"), the predecessor company to Victory. On March 1, 1996, FEI merged into Victory and the preferred stock of FEI was converted to preferred units of Victory. In May 1996, Swiss Army invested a total of $2,000,009 in Victory, acquiring 190,477 preferred units. In October 1996, Victory Capital LLC changed its name to Hudson River Capital LLC. In November 1996, Hudson River distributed to its members its ownership interest in Victory Ventures LLC ("Victory Ventures"). This event was non-taxable and resulted in no gain or loss to the Company. See (B) for further discussion of Victory Ventures. At December 31, 1997 and 1996, the Company owns 890,776 preferred units of Hudson River, which represents approximately 9.1% of the outstanding equity of Hudson River, respectively. The preferred units in Hudson River owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company is accounting for this investment on the cost basis, subject to review for permanent impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

     (B) Victory Ventures is a private equity firm specializing in small market venture capital investments. As a result of the distribution from Hudson River, the Company received 890,776 preferred units of Victory Ventures valued at $1.23 per unit. The Company owns 890,776 preferred units as of December 31, 1997 and 1996, which represent approximately 1.3% and 4.2% of the outstanding equity of Victory Ventures, respectively. In the third quarter of 1997, the Company received a cash distribution from Victory Ventures of $438,000, of which $286,000 was recorded as a gain and has been included in gain (loss) on sale (write-down) of investments with remaining distribution of $152,000 recorded as a return of capital. On December 3, 1997, Victory Ventures distributed to its members its investment in Chaparral Resources, Inc. ("Chaparral"). See (C) for further discussion. The preferred units in Victory Ventures owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company is accounting for this investment on the cost basis, subject to review for permanent impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

     (C) Chaparral, a publicly traded company, is an independent oil and gas exploration and production company. As a result of the distribution from Victory Ventures, at December 31, 1997, the Company owns 87,634 shares of common stock of Chaparral valued at $2.50 per share.

     (D) SWWT, Inc. ("SWWT") is a holding company formerly in the business of manufacturing and marketing portable water purification and filtration systems to the sporting goods, recreational, travel and tourist, emergency preparedness and military markets. As of December 31, 1993, SWWT was a private company and Swiss Army owned preferred stock with a 40% voting interest. In January 1994, SWWT issued 718,750 shares of common stock in an initial public offering (resulting in 1,837,243 shares of common stock outstanding), at which time Swiss Army's holdings of preferred stock were converted into 430,000 shares of common stock. In January 1994, Swiss Army sold 72,000 shares of SWWT to a stockholder of Victorinox for approximately $374,000. Swiss Army's cost for the stock sold was approximately $338,000. Through December 31, 1994, the Company accounted for this investment at fair value with changes between cost and fair value reflected as a component of stockholders' equity. During 1995, Swiss Army purchased additional shares of common stock for $1,837,000, raising its percentage ownership to 38%. Accordingly, in 1995, the Company accounted for this investment under the equity method. Swiss Army's share of the 1995 losses of SWWT, including amortization of goodwill, totaled $1,638,000. During 1995, SWWT issued additional shares to outside investors. As a result, as of December 31, 1995, Swiss Army owned 20.5% of the outstanding stock of SWWT. Effective January 1, 1996, Swiss Army decreased its percentage of ownership of SWWT to below 20% due to the sale by Swiss Army of SWWT common stock. Accordingly, as of January 1, 1996, this investment was accounted for at fair value. In December 1996, the investment in SWWT was written down to $150,000, its estimated fair value, due to impairment in the value of the investment. This write-down of approximately $1,593,000 has been included in gain (loss) on sale (write-down) of investments. At December 31, 1997, the Company has recorded this investment at $150,000, the estimated fair value. At December 31, 1997, the Company's cost of the SWWT investment was $3,382,000. Due to the limited trading of SWWT's common stock, the valuation of this investment is subject to uncertainty and could change in the near term.

     In 1995, the Company purchased 5,160 shares of common stock and an 8% convertible note due in the year 2000 of a privately held affiliated start-up entity that was in the business of designing, manufacturing and marketing fine jewelry. In 1995, the common stock and the convertible note had been recorded at cost of $800,000. In the second quarter of 1996, the investment was fully written off due to the impairment in the value of the investment. The write-down of $800,000 has been included in gain (loss) on sale (write-down) of investments. During 1997, the Company recovered $112,000 related to this investment which is included in gain (loss) on sale (write-down) of investments.

     Simmons Outdoor Corporation ("Simmons") was a publicly traded company whose primary business was marketing and distributing branded sporting goods products (principally optical in nature). In the fourth quarter of 1995 the Company's investment in common stock of Simmons was sold, resulting in a pre-tax profit of $1,740,000, which is included in the gain (loss) on sale (write-down) of investments. In 1995, prior to the sale of the common stock, the Company accounted for this investment under the equity method. Swiss Army's share of the income of Simmons, net of amortization of goodwill, totaled $1,090,000.

 (7)    OTHER ASSETS

          Other assets consist of the following :
                                                                  Amortization
                                        1997           1996           Period
                                           (in thousands)

Cash surrender value of
    life insurance (see Note 13)       $9,804        $7,317             N/A
Goodwill (A)                              -             -           10 years
Other                                   2,455         1,944        1-5 years
                                       ------        ------
Accumulated amortization               (1,223)         (496)
                                       ------        ------
                                      $11,036        $8,765
                                      =======        ======

     (A) On September 2, 1992, the Company acquired certain assets and assumed certain liabilities of CDF. This acquisition was accounted for as a purchase with the assets acquired and liabilities assumed recorded at their fair value. As discussed in Note 3, in 1996 the remaining net book value of the goodwill was written off. In January 1997, the Company entered into an asset purchase agreement to sell certain assets and liabilities of CDF. The Company completed the sale in the fourth quarter of 1997.

     For the years ended December 31, 1997, 1996 and 1995, amortization expense was approximately $1,449,000, $2,436,000 and $1,728,000, respectively.

(8)     ACCRUED LIABILITIES

             Accrued liabilities consist of the following:
                                                         1997          1996
                                                            (in thousands)
                Sales, marketing and promotional        $4,374    $2,631
                Payroll related                          1,269     1,425
                Other                                    4,222     3,779
                                                        ------    ------
                                                        $9,865    $7,835
                                                        ======    ======

(9) DEBT AGREEMENTS
     Swiss Army had a $15,000,000 revolving credit agreement which, as amended, carried interest at either the bank's Base Rate, or the London Interbank Offered Rate (LIBOR) rate, plus 1.25%. This agreement expired on January 30, 1997. The interest rate was at Swiss Army's discretion subject to the terms of the loan. Swiss Army had no outstanding balance under this agreement at December 31, 1996. Borrowings under this line were used for working capital requirements and, within certain restrictions, for any corporate purpose. The revolving term loan agreement contained certain restrictions relating to the payment of dividends, repurchase of stock, issuance of additional debt and sale of certain assets. In addition, the agreement required the continuation of the exclusive distribution agreement with Victorinox. On December 4, 1997, the Company entered into a $5,000,000 commercial promissory note agreement with same financial institution. This agreement expires on June 30, 1998 and is governed by the terms included in the prior revolving credit agreement. No borrowings were outstanding under this agreement as of December 31, 1997. The Company is currently reviewing its options to establish a long term revolving credit agreement, and believes it can establish a new credit agreement at the appropriate date. The Company plans to use the borrowings available under the current agreement and the line of credit described below for borrowings, if needed, prior to establishment of a new revolving credit agreement.

     The Company maintains a $5,000,000 line of credit with a financial institution. This facility is unsecured and contains no restrictions or requirements. The Company had no outstanding balance under this agreement at December 31, 1997 and 1996, respectively.

(10)    INCOME TAXES
     The income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995, consists of the following:

                                                   Year Ended December 31,
                                               1997          1996           1995
                                                         (in thousands)
 Current
        Federal                              ($1,276)      ($1,140)      $2,614
        Foreign                                 (280)          292           44
        State                                    214           230          508
                                             --------      --------     --------
             Total current                    (1,342)         (618)       3,166
 Deferred
        Federal                                 (700)       (1,332)        (492)
        State                                   (334)         (394)        (151)
                                             --------      ---------    --------
            Total deferred                    (1,034)       (1,726)        (643)
                                             --------      ---------    --------
 Provision (benefit) for income taxes        ($2,376)      ($2,344)      $2,523
                                             ========      =========    ========

     The significant components of the deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                                          1997         1996
                                                            (in thousands)
Loss on write-down of investments                        $1,211        $1,211
Inventory related reserves                                1,400         1,152
Sales and marketing reserves                              1,608         1,074
Depreciation and amortization                               666           586
Accrued employee benefits                                   471           541
Net operating loss carryforward for state purposes          411           197
Other, net                                                  159           131
                                                         -------       -------
                                                         $5,926        $4,892
                                                         =======       =======

     No valuation allowance has been recorded against the Company's deferred tax assets as the Company believes it is more likely than not that the Company will realize the deferred tax assets.

     A reconciliation of the income tax provision (benefit) calculated at the federal income tax statutory rate and the Company's effective income tax rate for 1997, 1996 and 1995 is as follows:

                                               1997        1996        1995
         Statutory federal income tax rate    (34.0%)     (34.0%)      34.0%
         State income taxes, net of
           federal income tax benefit          (.08)       (4.1)        6.8
         Foreign taxes                         (4.0)        3.8         0.8
         Other                                  1.7         3.5         3.2
                                              ------      ------      ------
         Effective income tax rate            (37.1%)     (30.8%)      44.8%
                                              ======      ======      ======

     At December 31, 1997, the Company has net operating loss carryforwards, subject to Internal Revenue Service review, of approximately $3.7 million. The Company plans to utilize the loss carryforwards by carrying them back to previous years.

(11)    EMPLOYEE BENEFITS
     Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. Benefits are based on years of service and the employee's compensation during the five highest consecutive compensation years. Costs under the plan are accrued and funded on the basis of accepted actuarial methods. Total pension expense approximated $336,000, $232,000 and $324,000, for the years ended December 31, 1997,
     1996 and 1995, respectively.

     The net periodic pension cost of Swiss Army's pension plan in 1997, 1996 and 1995 includes the following components:

                                                1997         1996        1995
                                                       (in thousands)
               Service cost - benefits
                    earned during the period    $339        $240         $256
               Interest cost on projected
                    benefit obligation           189         156          160
               Return on assets                 (171)       (144)        (110)
               Amortization of net
                    transition asset             (14)        (14)         (14)
               Amortization of unrecognized
                    prior service cost           (13)        (13)         (14)
               Amortization of net loss            6           7           46
                                             --------     --------     -------
               Net periodic pension cost        $336        $232         $324
                                             ========     ========     =======

     The funded status of the Company's defined benefit plan at December 31, 1997 and 1996 follows:


                                                       1997          1996
                                                         (in thousands)

Actuarial present value of:
      Vested benefit obligation                      $1,970         $2,073
                                                     ======         ======
      Accumulated benefit obligation                 $1,970         $2,073
                                                     ======         ======
Projected benefit obligation                         $3,211         $2,629
Market value of plan assets                           1,792          2,111
                                                     ------         ------
Plan assets less than projected
      benefit obligation                             (1,419)          (518)
Unrecognized net loss                                 1,036            333
Unrecognized prior service cost                        (256)          (269)
Unrecognized net transition asset                       (71)           (85)
                                                     ------         -------
Accrued pension cost                                  ($710)         ($539)
                                                     ======         =======


     Rates used in determining the actuarial present value of the projected benefit obligation are as follows:


                                                                December 31,
                                                             1997          1996


     Discount rate                                            7.00%        7.00%
     Rate of increase in future compensation levels           5.00%        5.00%
     Expected long-term rate of return on plan assets         8.00%        8.00%

     Plan assets consist principally of investments in fixed income securities, short-term investments and common stock.

     The Company maintains a 401(k) employee benefit plan pursuant to which participants can defer a certain percent of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company can elect to make a matching contribution of up to 6% of annual eligible compensation per employee. The determination to make a matching contribution is made at the beginning of each fiscal year. During 1997, 1996 and 1995, the Company incurred expenses of approximately $175,000, $135,000 and $129,000 related to this plan.

     The Company offers no other post retirement benefits.

(12)    STOCKHOLDERS' EQUITY

     During 1996 and 1994, the stockholders approved adoption of Swiss Army Brands, Inc. 1996 Stock Option Plan and The Forschner Group, Inc. 1994 Stock Option Plan, respectively, providing for the grant of options to employees, including officers of the Company, and members of the Board of Directors. Under these plans and previous stock option plans, 872,813 shares of common stock are reserved and available for issuance. Options expire no later than ten years after the date of grant. Option prices equal at least 100% of the fair market value of Swiss Army's common stock on the date of grant. The vesting of options is determined by the Stock Option and Compensation Committee of the Board of Directors, which administers the plan, and for options outstanding as of December 31, 1997, vesting ranges from immediately upon grant to three years.

     The following table summarizes stock option plan and warrant activity for the three years ended December 31, 1997:

                                                    Number
                                                   of Shares       Option Price

               Outstanding at December 31, 1994    1,348,533     $ 3.32 - $17.50

               Granted (A) (B)(C) (D)                912,000     $11.75 - $12.88
               Exercised                              (3,750)    $ 6.50
               Canceled (B) (D)                     (248,658)    $ 3.32 - $17.50
                                                   ----------
               Outstanding at December 31, 1995    2,008,125     $ 5.25 - $14.50

               Granted (E)                           348,750     $13.63
               Exercised                             (22.250)    $ 5.25 - $12.88
               Canceled                              (22,625)    $12.25 - $12.88
                                                   ----------
               Outstanding at December 31, 1996    2,312,000     $ 5.25 - $14.50

               Granted                                   -              -
               Exercised                                (750)    $ 5.25
               Canceled                              (70,219)    $12.25 - $14.00
                                                   ----------
               Outstanding at December 31, 1997    2,241,031     $ 5.25 - $14.50
                                                   ==========

     Of the options and warrants outstanding at December 31, 1997, 1,928,594 are exercisable at a weighted average option price of $12.10 per share.

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

     The Company  accounts  for stock  options  and  warrants  under  Accounting
     Principles   Board  Opinion  No.  25,   "Accounting  for  Stock  Issued  to
     Employees", under which no compensation cost has been recognized. Had compensation cost for the three years ending December 31, 1997, been determined under the principles of SFAS No. 123, the Company's net income
     (loss) and earnings per share would have been the following:


                                              1997       1996        1995

                                        (in thousands, except per share data)

 Net income (loss)    As reported:         ($4,025)    ($5,265)     $3,113
                      Pro forma:           ($5,320)    ($6,386)     $2,343


 Earnings per share   As reported:
                         Basic              ($0.49)     ($0.64)      $0.38
                         Diluted            ($0.49)     ($0.64)      $0.38

                      Pro forma:
                         Basic              ($0.65)     ($0.78)      $0.28
                         Diluted            ($0.65)     ($0.78)      $0.28


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to stock options and warrants granted prior to 1995, and additional options and warrants may be granted in future years.

     In 1997, the Company's stockholders approved an increase in the number of authorized shares of its common stock from 12,000,000 to 18,000,000.

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

     At December 31, 1997, minimum rental payment commitments for office and warehouse space leased by Swiss Army under operating leases are, as follows (in thousands):

                     1998             $1,320
                     1999              1,345
                     2000              1,296
                     2001                828

     During the years ended December 31, 1997, 1996 and 1995, rent expense was approximately $1,390,000, $1,313,000 and $1,390,000, respectively.

     At December 31, 1997, the Company has open contracts to purchase approximately 46,000,000 Swiss francs in 1998 as a hedge against future purchase of inventories. Deferred gains and losses on these contracts are immaterial at December 31, 1997.

     The Company maintains split dollar life insurance agreements covering two members of the Board of Directors. Primarily, these policies can only be canceled upon the mutual agreement of the Company and the insured. However, if these policies were canceled at December 31, 1997, the Company would receive in cash an amount equal to the lesser of the cash surrender value or cumulative premiums paid to date on these policies, which was approximately $4,487,000. Under the terms of these life insurance policies, the Company will make approximate future premium payments, if the policies remain in force, as follows (in thousands):

                       1998                    $827
                       1999                     843
                       2000                     858
                       2001                     788
                       2002 and thereafter    3,152

     In 1993, Swiss Army's Board of Directors adopted a charitable insurance program that will enable Swiss Army to make a commitment to the Victorinox-Swiss Army Knife Foundation (the "Foundation"), a foundation which engages in various charitable activities including the promotion of athletic events for underprivileged urban youth, as well as a broad range of charities. In 1994, Swiss Army made a special $1.5 million contribution in the form of cash and common stock to the Foundation. Under the program, Swiss Army owns, is the beneficiary of and pays all the premiums for life insurance policies on the lives of certain Board members. Pursuant to the program, upon the death of each Director, the Company will retain a share of the insurance proceeds equal to the cumulative premiums paid by the Company for the policy on that Director's life. One half of any additional insurance proceeds received upon the death of an insured Director will be used to fulfill charitable pledges made to the Victorinox-Swiss Army Knife Foundation. The remaining half of the additional proceeds will be used to fulfill charitable pledges recommended by the individual Directors. Swiss Army is generally bound to continue to pay all premiums on the policies for the lives of the insured Directors or, in the case of the Chairman of the Management Committee, as long as he is an officer or a board member or agrees to serve as a consultant to the Company. Swiss Army will make approximate future premium payments related to these programs as follows (in thousands):


                          1998                      $1,115
                          1999                       1,115
                          2000                       1,115
                          2001                       1,102
                          2002 and thereafter        7,103

     Under existing federal tax laws, the receipt by Swiss Army of the proceeds from an insurance policy upon the death of a director would not result in regular taxable income to the Company; however, Swiss Army may be subject to alternative minimum tax on a portion of the receipts. When Swiss Army makes cash contributions to a designated charity, it will be entitled to a tax deduction equivalent to the sum of those contributions. The extent of the utilization of this deduction in that year will depend upon Swiss Army's taxable income, since Swiss Army is entitled to claim as charitable deductions only 10% of its taxable income in any year. However, these deductions may be carried forward for tax purposes for a period of five years.

     Based upon estimates prepared by the Company's insurance agent, the anticipated earnings impact related to the policies for both the Foundation and the two members of the Board of Directors is expected to be insignificant.

     Swiss Army entered into an employment agreement dated as of January 2, 1996 with a director of the Company who, until December 13, 1995, was Co-Chairman of the Board and Chief Executive Officer of Swiss Army. The agreement provides that the former Co-Chairman shall be employed in an executive capacity with the Company and shall be available to consult with and advise the Company on such matters as might be requested by senior management of the Company for at least eighty-five hours per month on issues dealing with the maintenance of corporate trademarks, corporate legal matters, and strategic support relative to strategic relations with Victorinox, the Company's key supplier. The former Co-Chairman is being paid a salary of $140,000 per annum and, during 1996 received a one-time bonus of $300,000. The agreement, which has a term of five years, also provides that following the termination of the agreement, this individual would be prohibited from competing, with certain exceptions, with the business of the Company for a period of three years.

     On July 14, 1997 the Company filed with the American Arbitration Association in New York, New York a demand for arbitration against Precise Imports Corporation, the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A., the only company other than Victorinox supplying pocketknives to the Swiss Armed Forces. In the demand for arbitration, the Company charges that Precise has violated the license agreement dated June 30, 1992 between Precise and the Company by utilizing the trademark Swiss Army in ways prohibited by the agreement. The Company seeks to enjoin future violations by Precise as well as damages resulting from past violations. Precise has filed an answer, defenses and counterclaims denying the Company's claims and alleging, as counterclaims, that the Company has violated the license agreement to Precise's detriment, that the Company has engaged in anti-competitive activity against Precise in violation of both the license agreement and anti-trust laws, that the Company has engaged in acts of unfair competition against Precise and that the Company has knowingly published false statements regarding Precise in addition to other counterclaims. Precise seeks to enjoin the Company from all of the acts cited in Precise's counterclaims as well as an award of the Company's profits and Precise's damages caused by the Company's alleged acts. While the Company cannot predict the outcome of the arbitration, it believes that its claims against Precise are meritorious, it has meritorious defenses to Precise's counterclaims and intends to vigorously pursue its claims and defend against the counterclaims.

     Certain parties have informed the Company that they believe that the Victorinox SwissTool or portions of it infringe patent rights held by them. If the Company is unable to resolve these issues amicably no assurance can be given as to the outcome and the Company may incur substantial legal fees in connection with the infringement defense of any patent action that may be brought. The result of an adverse decision in any such action could be the issuance of an injuction prohibiting the Company's sale of the Victorinox SwissTool or the imposition of damages or both. Any of these could have a material adverse effect on the Company's future results of operations.

     In addition, the Company is involved in certain legal matters relating to trademark, patent, and other general business matters. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

(14)    INTERNATIONAL OPERATIONS
     A summary of selected financial information for international operations is as follows:

                                              1997          1996          1995
                                                       (in thousands)
Net sales                                   $16,122       $17,239       $14,164

Operating income (loss)                         783         1,674          (185)

Identifiable assets                          10,760        12,204        12,801

     The Company's net assets of foreign operations amounted to approximately $6.6 million at December 31, 1997.

(15)    QUARTERLY FINANCIAL DATA (Unaudited)


                                                      Quarter Ended
                                          (in thousands, except per share data)
                              March 31    June 30    September 30   December 31

1997
Net sales                      $24,215    $28,862         $27,866      $37,801
Gross profit                     9,020     10,308          10,596       12,800
Loss before income
    taxes                       (1,762)    (1,624)         (1,250)      (1,765)
Net  loss                       (1,048)      (966)           (775)      (1,236)
Net loss per share              ($0.13)    ($0.12)         ($0.09)      ($0.15)

1996
Net sales                      $26,079    $28,677         $34,616      $40,658
Gross profit                     8,593      5,389          11,996       14,858
Income (loss) before income
 taxes                            (415)    (6,998)          1,140       (1,335)
Net income (loss)                 (245)    (4,057)            642       (1,605)
Net income (loss) per share     ($0.03)    ($0.49)          $0.08       ($0.20)

Results for the quarter ended June 30, 1997 and December 31, 1997 were impacted by an inventory write-off and restructuring costs of $300,000 and $1,800,000, respectively. See Note 3 for further discussion.

Results for the quarter  ended June 30, 1996 and December  31,1996 were impacted
by  inventory  write-offs,   investment   write-downs  and  special  charges  of
$7,394,000 and $2,493,000, respectively. See Note 3 for further discussion.

There was no difference between basic and fully diluted earnings per share for the periods presented above.

(16)    SUBSEQUENT EVENT (Unaudited)

In January 1998, the Company received a distribution from Hudson River consisting of $1.6 million in cash and 42,018 shares of common stock (valued at approximately $1,480,000 on February 10, 1998) of Iron Mountain Incorporated ("Iron Mountain"). Iron Mountain, a publicly traded company, is a full service provider of records management and related services.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)


           Column A                Column B     Column C     Column D   Column E
                                                Additions
                                  Balance At    Charged to            Balance At
                                   Beginning    Costs and               End of
         Classification             of Year      Expenses    Deductions  Year

Year Ended December 31, 1997:

   Allowance for Doubtful Accounts  $1,032          $   57        -         $975
                                    =======        =======    ========    ======
   Inventory Reserve                $1,950          $1,310       (410)    $2,852
                                    =======        =======    ========    ======
Year Ended December 31, 1996:

   Allowance for Doubtful Accounts  $  975          $   57        -       $1,032
                                    =======        =======    ========    ======
   Inventory Reserve                $  918          $4,932    ($3,900)    $1,950
                                    =======        =======    ========    ======
 Year Ended December 31, 1995:

   Allowance for Doubtful Accounts  $  755          $  220        -       $  975
                                    =======        =======    ========    ======
   Inventory Reserve                $  750          $  168        -       $  918
                                    =======        =======    ========    ======

(3)     Exhibits.

          Exhibit Title                                             Exhibit No.

(2) Not Applicable

(3) (A) Articles of Incorporation,  as amended, incorporated by reference to theExhibits  to  Quarterly  Report on Form 10-Q for
the fiscal  year ended June 30, 1997.                                       *


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

     (B) 1983 Stock Option Plan,  incorporated by reference to the
     Exhibits to Annual Report on Form 10-K for the fiscal year ended
     December 31, 1990.                                                     *

     (C) Letter Agreement dated December 12, 1983 between Victorinox
     Cutlery Company and The Forschner Group., Inc., incorporated by reference to the Exhibits to Annual Report on Form 10-K for
     the fiscal year ended December 31, 1994.                               *

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

     (I) Agreement to Lease dated June 14, 1990 between The Forschner
     Group, Inc. and Pefran Trap Falls  Associates,  incorporated  by reference  to the  Exhibits to Annual Report on Form 10-K for the
     fiscal year ended December 31, 1990.                                   *


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

     (KK)Non-Incentive  Stock Option Agreement dated as of July 29, 1994 between The Forschner  Group,  Inc. and Brae Group,  Inc., incorporated by reference to the Exhibits to Quarterly Report on
     Form 10-Q for the fiscal quarter ended September 30, 1994.             *

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

     (NN) First  Amendment to Lease dated June 16, 1994 between The
     Forschner  Group, Inc. and Pefran Trap Falls Associates,
     incorporated by reference to the Exhibits to Annual Report on
     Form 10-K for the fiscal year ended December 31, 1994.                 *

     (OO) Life insurance  agreement dated as of April 15, 1994
     between The Forschner Group,  Inc. and  Lawrence T.  Warble, as
     Trustee u/a dtd.as of March 21, 1994 between  Stanley R. Rawn, Jr.,
     Grantor  and  Lawrence  T.  Warble,  Trustee, incorporated  by reference to the Exhibits to Annual Report on Form 10-K for the
     fiscal year ended December 31, 1994.                                   *

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

     (VV) Watch design and Consulting  Agreement dated as January 2,1995 between The Forschner  Group,  Inc.,  Polenberg,  Inc. and Myron
     Polenberg  Incorporated by reference  to the  Exhibits  to quarterly  report on Form  10-Q for the  fiscal quarter ended
     March 31, 1996.                                                        *

     (WW) 1996 Stock  Option Plan  incorporated  by reference to the
     Exhibits on Form 10-K for the fiscal year ended December 31, 1996.     *

     (XX)Employment and Severance  Agreement dated as November 15, 1996 between Thomas D.  Cunningham and Swiss Army Brands,  Inc.
     incorporated by reference to the Exhibits on Form 10-K for the
     fiscal year ended December 31, 1996.                                   *

     (YY) Trademark  Agreement dated as of December 18, 1996 by and between the Swiss Confederation  represented by the Federal
     Military Department  represented b the Federal  Defense
     Production  Group and Swiss Army  Brands,  Inc.  (confidential treatment has been granted for certain portions of this exhibit)
     incorporated by reference  to the  Exhibits on Form 10-K for
     the fiscal year ended  December 31, 1996.                              *

     (ZZ) Asset  Purchase  Agreement  dated  January 31, 1997 among
     Cuisine de France Limited,  Sabatier USA, LLC, Robert P. Wolff
     and Robert Candler  incorporated by reference on Form 10-K for
     the fiscal year ended December 31, 1996.                               *


     (AAA)  Agreement  dated July 1, 1997 by and between Swiss Army
     Brands,  Inc. and Stanley G. Mortimer III,  incorporated by reference to the Exhibits on Form 10-Q for the fiscal quarter
     ended June 30, 1997.                                                   *

     (BBB)  License  Agreement  dated May 15, 1997 by and between
     Swiss Army Brands, Inc. and St. John Knits, Inc., incorporated by reference to the Exhibits on Form 10-Q for the fiscal quarter
     ended June 30, 1997.                                                   *

     (CCC) Letter Agreement dated September 27, 1996 between Swiss
     Army Brands,  Inc. and Victorinox Cutlery Company.                (10)-1

     (DDD)  Agreement dated December  12,1997 by and between Swiss
     Army Brands,  Inc. and Leslie H. Green.                           (10)-2

     (EEE) Commericial Promissory Note Agreement dated December 4, 1997
     between Swiss Army Brands, Inc. and Fleet National Bank.          (10)-3

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

(22)  Not Applicable.

(23)  Consents of experts and counsel:  Consent of Arthur Andersen LLP.    23

(27)  Financial Data Schedule.

(28)  Not Applicable.

(99)  Not Applicable.

*       Incorporated by reference

     No Current Reports on Form 8-K were filed during the fiscal quarter ending December 31, 1997.

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

                                               SWISS ARMY BRANDS, INC.
                                              (Registrant)


                                               By  /s/ J. Merrick Taggart
                                               J. Merrick Taggart
                                               President


                                               By  /s/ Thomas M. Lupinski
                                               Thomas M. Lupinski
                                               Senior Vice President, Chief
                                               Financial Officer, Secretary, and
                                               Treasurer

Date:  March 26,1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ J. Merrick Taggart                                   March 26, 1998
J. Merrick Taggart
President and Director

 /s/ Thomas M. Lupinski                                   March 26, 1998
Thomas M. Lupinski
Senior Vice President,
Chief Financial Officer,
Secretary, and Treasurer

 /s/ A. Clinton Allen                                     March 26, 1998
A. Clinton Allen
Director

 /s/ Clarke H. Bailey                                     March 26, 1998
Clarke H. Bailey
Director

 /s/ Thomas A. Barron
Thomas A. Barron                                          March 26, 1998
Director

 /s/ Vincent D. Farrell, Jr.                              March 26, 1998
Vincent D. Farrell, Jr.
Director

 /s/ Herbert M. Friedman                                  March 26, 1998
Herbert M. Friedman
Director

 /s/ Peter W. Gilson                                      March 26, 1998
Peter W. Gilson
Director

 /s/ M. Leo Hart                                          March 26, 1998
M. Leo Hart
Director

 /s/ James W. Kennedy                                     March 26, 1998
James W. Kennedy
Director

Keith R. Lively                                           March 26, 1998
Director

Lindsay Marx                                              March 26, 1998
Director

 /s/ Louis Marx, Jr.                                      March 26, 1998
Louis Marx, Jr.
Director

 /s/ Stanley R. Rawn, Jr.                                 March 26, 1998
Stanley R. Rawn, Jr.
Director

 /s/ Eric M. Reynolds                                     March 26, 1998
Eric M. Reynolds
Director

John Spencer                                              March 26, 1998
Director

 /s/ John V. Tunney
John V. Tunney                                            March 26, 1998
Director