Form 10-Q
period 1998-03-31
SWISS ARMY BRANDS INC
filed 1998-05-14
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
        For the Quarterly Period Ended March 31, 1998

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

The number of shares of Issuer's Common Stock, $.10 par value, outstanding on May 1, 1998, was 8,217,860 shares.

                            SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX

PART I:  FINANCIAL INFORMATION                                  Page No.

Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of
           March 31, 1998 and December 31, 1997.                  3 - 4

           Consolidated Statements of Operations for the
           Three Months Ended March 31, 1998 and 1997.                5

           Consolidated Statements of Stockholders' Equity
           for the Three Months Ended March 31, 1998 and
           1997.                                                      6

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1998 and 1997.                7

           Notes to Consolidated Financial Statements             8 - 9

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                           10 - 11

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                         11

Part II:   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                          12

Signatures                                                           13

The Exhibit Index Appears on Page 12.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets




                                                 March 31,        December 31,
                                                   1998               1997
                                                (unaudited)

Current assets:
   Cash and cash equivalents                $   8,598           $   1,078

   Accounts receivable, less
    allowance for doubtful accounts
    of $975 for both periods                   20,648              28,224

   Inventories                                 28,994              27,438

   Deferred income taxes                        3,474               3,519

   Prepaid and other                            3,277               3,885
                                              --------            --------
      Total current assets                     64,991              64,144
                                              --------            --------
Deferred income taxes                           2,433               2,407

Property, plant and equipment, net of
 accumulated depreciation of $6,893 and
 $7,207, respectively                           3,655               3,751

Investments in preferred units                  8,680               8,793

Investments in common stock                       363                 369

Foreign distribution rights, net of
   accumulated amortization of $3,358
   and $3,193, respectively                     3,382               3,551

Other assets, net of accumulated
   amortization of $1,437 and
   $1,223, respectively                        11,086              11,036
                                              --------             -------
Total Assets                                  $94,590             $94,051
                                              ========            ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                      Liabilities and Stockholders' Equity



                                               March 31,        December 31,
                                                 1998               1997
                                              (unaudited)


Current liabilities:
   Accounts payable                               $9,877            $8,478

   Accrued liabilities                             8,664             9,865
                                                 --------          --------
     Total current liabilities                    18,541            18,343

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10
      per  share: shares authorized -
      2,000,000; no shares issued                    -                 -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued -
      8,831,968 and 8,823,718  respectively          883               882

   Additional paid-in capital                     46,244            46,186

   Foreign currency translation adjustment          (239)             (240)

   Unrealized loss on marketable securities           (5)               -

   Retained earnings                              34,279            33,993
                                                ---------          --------
                                                  81,162            80,821
   Less-cost of common stock in
      treasury; 614,108 shares                    (5,113)           (5,113)
                                                ---------          --------
   Total stockholders' equity                     76,049            75,708
                                                ---------          --------
Total Liabilities and Stockholders' Equity       $94,590           $94,051
                                                =========          ========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)


                                                  Three Months Ended
                                                      March 31,
                                                 1998           1997


Net sales                                       $24,610        $24,215

Cost of sales                                    15,375         15,195
                                               ---------      ---------
Gross profit                                      9,235          9,020

Selling, general and administrative
  expenses                                       10,305         10,836
                                               ---------      ---------
Operating loss                                   (1,070)        (1,816)

Interest income and other, net                       50             54

Gain on sale of investment                        1,500             -
                                               ---------      ---------
Total interest income and other, net              1,550             54
                                               ---------      ---------

Income (loss) before income taxes                   480         (1,762)

Income tax provision (benefit)                      194           (714)
                                               ---------      ---------
Net income (loss)                                  $286        ($1,048)
                                               =========      =========
Earnings per share:
    Basic                                         $0.03         ($0.13)
                                               =========      =========
    Diluted                                       $0.03         ($0.13)
                                               =========      =========
Weighted average number of
   shares outstanding:
    Basic                                         8,213          8,209
                                               =========      =========
    Diluted                                       8,273          8,209
                                               =========      =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                       (In thousands, except share data)
                                  (unaudited)



                                                           Unrealized     Foreign
                            Common Stock      Additional    Loss on      Currency
                           Par Value  $.10      Paid-In    Marketable   Translation   Retained    Treasury
                         Shares      Amount     Capital    Securities    Adjustment   Earnings      Stock


BALANCE
December 31, 1996      8,822,968       $882     $46,182      $  -           ($113)     $38,018    ($5,113)

Net  loss for three
   months ended
   March 31, 1997            -           -          -           -              -        (1,048)       -

Stock options
   exercised                 750         -            4         -              -           -          -

Foreign currency
   translation
   adjustment                -           -          -           -             (24)         -          -
                      -----------    --------   --------   ---------      ---------   ----------  ---------
BALANCE
March 31, 1997         8,823,718       $882     $46,186      $  -           ($137)     $36,970    ($5,113)
                      ===========    ========   ========   =========      =========   ==========  =========


BALANCE
December 31, 1997      8,823,718       $882     $46,186      $  -           ($240)     $33,993    ($5,113)

Net income for three
   months ended
   March 31, 1998            -           -          -           -              -           286        -

Unrealized loss on
    marketable
    securities               -           -          -           (5)            -           -          -

Stock options
   exercised               8,250          1          58         -              -           -          -

Foreign currency
   translation
   adjustment                -           -          -           -               1          -          -
                      ------------    --------  ---------   ---------     ---------   ---------    ---------
BALANCE
March 31, 1998         8,831,968       $883     $46,244     $   (5)         ($239)     $34,279    ($5,113)
                      ============    ========  =========   =========     =========   =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                         1998         1997

Cash flows from operating activities:
   Net income (loss)                                     $286       ($1,048)
   Adjustments to reconcile net income (loss) to net
   cash provided from operating activities:
      Depreciation and amortization                       714           741
      Gain on sale of investment                       (1,500)           -
      Deferred income taxes                                19            -
                                                       -------       --------
                                                         (481)         (307)

Changes in other current assets and liabilities:
   Accounts receivable                                  7,582        12,458
   Inventories                                         (1,550)       (4,074)
   Prepaid and other                                      609          (644)
   Accounts payable                                     1,408          (762)
   Accrued liabilities                                 (1,189)         (456)
                                                      --------      --------
      Net cash provided from operating  activities      6,379         6,215
                                                      --------      --------

Cash flows from investing activities:
   Capital expenditures                                  (233)         (325)
   Additions to other assets                             (265)         (710)
   Distribution from investment in preferred units      1,613            -
                                                      --------      --------
      Net cash provided from (used for) investing
          activities                                    1,115        (1,035)
                                                      --------      --------

Cash flows from financing activities:
   Proceeds from exercise of stock options                 59             4
                                                      --------      --------
      Net cash provided from financing activities          59             4
                                                      --------      --------

Effect of exchange rate changes on cash                   (25)          (47)

Net increase in cash and cash equivalents
   Cash and cash equivalents, beginning of period       7,528         5,137
   Cash and cash equivalents, end of period             1,070         2,067
                                                      --------      --------
                                                      $ 8,598       $ 7,204
                                                      ========      ========
Cash paid during the period:
   Interest                                            $    7       $     4
                                                      ========      ========
   Income taxes                                        $  295       $    -
                                                      ========      ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 and 1997
                                  (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army", the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

COMPREHENSIVE INCOME
--------------------
     Effective January 1, 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components.

     The components of comprehensive income (loss), net of tax, for the first quarter of 1998 and 1997 are as follows:

                                               March 31, 1998     March 31, 1997
                                                        (in thousands)

        Net income (loss)                           $286              ($1,048)

        Other comprehensive income,
         net of tax:
            Foreign currency translation
              adjustment                               1                  (14)
            Unrealized loss on marketable
              securities                              (3)                   -
                                                    ------             --------
            Other comprehensive income                (2)                 (14)
                                                    ------             --------
        Comprehensive income (loss)                 $284              ($1,062)
                                                    ======             ========


INVENTORIES
-----------
     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.

INVESTMENTS
-----------

Investments consist of the following:
                                             March 31, 1998    December 31, 1997
                                                      (in thousands)

        Preferred units of Hudson
            River Capital LLC (A)                 $7,794              $7,907
        Preferred Units of
            Victory Ventures LLC (B)                 886                 886
                                                  -------             -------
            Total  investments in preferred units $8,680              $8,793
                                                  =======             =======
        Common stock of Chaparral Resources,
             Inc. (C)                             $  213              $  219
        Common stock of SWWT, Inc. (D)               150                 150
                                                  -------             -------
               Total investments in common stock  $1,363              $  369
                                                  =======             =======


     (A) Hudson River Capital LLC ("Hudson River"), is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In January 1998, Hudson River distributed to the Company $1,613,000 in cash and authorized to distribute 42,014 shares of common stock (valued at $1,481,000) of Iron Mountain Incorporated ("Iron Mountain"). Iron Mountain, a publicly traded company, is a full service provider of records management and related services. The Company expects to receive the common stock during 1998. The Company recognized a $1.5 million gain on the cash and common stock distribution which is included in gain on sale of investment in the accompanying financial statements.

     (B) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

     (C) Chapparal Resources, Inc. ("Chapparal"), a publicly traded company, is an independent oil and gas exploration and production company. At March 31, 1998, the Company owns 87,634 shares of Chapparal common stock valued at $2.44 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders' equity.

     (D) SWWT, Inc. is a holding company formerly in the business of manufacturing and marketing portable water purification and filtration systems to certain markets. The Company has recorded this investment at its estimated fair value.

INCOME TAXES
------------
     Income taxes are provided at the projected annual effective tax rate. The income tax provision (benefit) for the interim 1998 and 1997 periods exceed the federal statutory rate of 34% due primarily to state income taxes.

EARNINGS PER SHARE
------------------
     In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share". This statement replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of this statement.

     For the period ended March 31, 1997, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have an anti-dilutive effect.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 and 1997
                                  (unaudited)

                             RESULTS OF OPERATIONS
                             ---------------------

     Sales for the three months ended March 31, 1998 were $24.6 million compared with $24.2 million for the same period in 1997, representing an increase of $0.4 million or 1.6%. Excluding a $1.1 million sales decrease related to special promotional programs with one customer, sales increased by 6.7%. This increase was due to a 9.7% increase in sales of Victorinox products, primarily related to the Victorinox SwissTool, and a 7.1% increase in watch sales.

     Gross profit of $9.2 million for the quarter ended March 31, 1998 increased $0.2 million or 2.4% from 1997. The gross profit margin percentage for the first quarter of 1998 of 37.5% was higher than the gross profit margin percentage of 37.2% reported for the same period in 1997, primarily due to the increase in the value of the U.S. dollar versus the Swiss franc offset in part by unfavorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the first quarter of 1999. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

     Selling, general and administrative expenses for the three months ended March 31, 1998 of $10.3 million were $0.5 million or 5.2% lower than the amount for the comparable period in 1997. The decrease is primarily due to expenses in 1997 related to the introduction of a new brand of Swiss watches. Due to the increase in net sales and the decrease in expenses, as a percentage of net sales, selling general and administrative expenses decreased from 44.7% in 1997 to 41.9% in 1998.

     Interest income and other, net of $50,000 for the three months ended March 31, 1998 was $4,000 lower than interest income and other, net for the comparable period in 1997.

     Gain on sale of investment of $1.5 million in the three months ended March 31, 1998 was due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC.

     As a result of these changes, income before income taxes for the three months ended March 31, 1998 was $480,000 versus a loss of $1,762,000 for the same period in 1997, a change of $2,242,000.

     Income tax provision (benefit) was provided at an effective rate of 40.5% in 1998 and 1997.

     As a result, net income for the three months ended March 31, 1998 was $286,000 ($0.03 per share - basic and diluted) versus a loss of $1,048,000 ($0.13 per share - basic and diluted) for the same period in 1997, a change of $1,334,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of March 31, 1998, the Company had working capital of $46.4 million compared with $45.8 million as of December 31, 1997, an increase of $0.6 million. Significant sources of working capital included a $1.6 million cash distribution from the Company's investment in Hudson River Capital LLC and significant uses of working capital included a $0.2 million increase in other assets and capital expenditures of $0.3 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $6.4 million in the three months ended March 31, 1998 compared with $6.2 million in the comparable period in 1997. The improvement resulted primarily from a smaller increase in inventory in 1998 as compared to 1997 offset in part by a smaller decrease in accounts receivable in 1998 as compared to 1997.

     Swiss Army meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of March 31, 1998, the Company has a $5.0 million line of credit which it can use for any borrowings and a $5.0 million commercial promissory note agreement which expires on June 30,1998. The Company is currently reviewing its options to establish a new revolving credit agreement. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

Foreign Exchange Risk

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At March 31, 1998, the Company has entered into foreign currency contracts and options to purchase approximately 83,000,000 Swiss francs in 1998 and 1999. The Company expects that the deferred gains and losses on these contracts will be immaterial.

PART II.        OTHER INFORMATION

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

     (15)    Not Applicable

     (18)    Not Applicable

     (19)    Not Applicable

     (22)    Not Applicable

     (23)    Not Applicable

     (24)    Not Applicable

     (27)    Financial data schedule

     (99)     Not Applicable

     b.) There were no reports or exhibits on Form 8-K for the three months ended March 31, 1998.

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Swiss Army Brands, Inc.
                                            (Registrant)

Date:  May 10, 1998
                                             By /s/ Thomas M. Lupinski
                                             Name:  Thomas M. Lupinski
                                             Title: Senior Vice President,
                                             Chief Financial Officer, Secretary
                                             and Treasurer