Form 10-Q
period 1998-06-30
SWISS ARMY BRANDS INC
filed 1998-08-07
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

     The number of shares of Issuer's Common Stock, $.10 par value, outstanding on August 5, 1998, was 8,219,110 shares.

                            SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I:      FINANCIAL INFORMATION                                  Page No.

Item 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997.                    3 - 4

             Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 1998 and 1997.          5

             Consolidated Statements of Stockholders' Equity
             for the Six Months Ended June 30, 1998 and 1997.            6

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1998 and 1997.                    7

             Notes to Consolidated Financial Statements             8 - 10

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                            11 - 14


Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                          14



Part II:     OTHER INFORMATION

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                           15


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                           16

Signatures                                                              17

The Exhibit Index appears on page 16.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets


                                                    June 30,      December 31,
                                                     1998            1997
                                                  (unaudited)


Current assets:
   Cash and cash equivalents                         $2,151           $1,078

   Accounts receivable, less
    allowance for doubtful accounts
    of $975, respectively                            26,320           28,224

   Inventories                                       30,527           27,438

   Deferred income taxes                              3,571            3,519

   Prepaid and other                                  4,201            3,885
                                                   ----------        ---------
      Total current assets                           66,770           64,144
                                                   ----------        ---------

Deferred income taxes                                 2,329            2,407

Property, plant and equipment, net                    3,661            3,751

Investments in preferred units, at cost               7,199            8,793

Investments in common stock                           2,177              369

Foreign distribution rights, net of
   accumulated amortization of $3,526 and $3,193,
   respectively                                       3,213            3,551

Other assets, net of accumulated
   amortization of $1,547 and $1,223,
   respectively                                      11,226           11,036
                                                    --------         ---------

Total Assets                                        $96,575          $94,051
                                                    ========         =========



     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)
                      Liabilities and Stockholders' Equity


                                                June 30,          December 31,
                                                 1998                 1997
                                              (unaudited)

 Current liabilities:
   Accounts payable                            $11,619             $8,478

   Accrued liabilities                           8,563              9,865
                                               --------            -------
   Total current liabilities                    20,182             18,343

Commitments and contingencies

Stockholders' equity
   Preferred stock, par value $.10 per share:
     shares authorized -2,000,000; no shares
     issued                                        -                  -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued - 8,833,218
      and 8,823,718, respectively                  883               882

   Additional paid-in capital                   46,256            46,186

   Foreign currency translation adjustment        (342)             (240)

   Unrealized gain on marketable securities        327                -

   Retained earnings                            34,382            33,993
                                               --------          --------
                                                81,506            80,821
   Less-cost of common stock in
      treasury; 614,108 shares                  (5,113)           (5,113)
                                               --------          --------
Total stockholders' equity                      76,393            75,708
                                               --------          --------

 Total Liabilities and Stockholders' Equity    $96,575           $94,051
                                               ========          ========

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for share per data)
                                  (unaudited)


                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      1998       1997          1998      1997

Net sales                            $30,187    $28,862       $54,797   $53,077

Cost of sales                         18,550     18,554        33,925    33,749
                                    --------    -------       -------   -------
Gross profit                          11,637     10,308        20,872    19,328

Selling, general and administrative
expenses                              11,530     12,099        21,835    22,935
                                    --------    -------       -------   -------
Operating income (loss)                  107     (1,791)         (963)   (3,607)

Interest income and other, net            66         57           116       110

Gain on sale of investments               -         110         1,500       110
                                    --------    -------       -------   -------
Total interest and other income, net      66        167         1,616       220
                                    --------    -------       -------   -------
Income (loss) before income taxes        173     (1,624)          653    (3,387)

Income tax provision (benefit)            70       (658)          264    (1,372)
                                    --------    -------       -------   -------
Net income (loss)                       $103      ($966)         $389   ($2,015)
                                    ========    =======       =======   =======

Earnings per share:
   Basic                               $0.01     ($0.12)        $0.05    ($0.25)
   Diluted                             $0.01     ($0.12)        $0.05    ($0.25)

Weighted average number of
  shares outstanding:
   Basic                               8,219      8,196         8,216     8,210
   Diluted                             8,261      8,196         8,241     8,210

     The accompanying notes to consolidated financial statements are an integral part of these statements

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                     (in thousands, except for share data)



                                                        Unrealized       Foreign
                         Common Stock      Additional     Gain on       Currency
                       Par Value  $.10      Paid-In     Marketable    Translation    Retained   Treasury
                       Shares    Amount     Capital     Securities     Adjustment    Earnings     Stock
BALANCE
December 31, 1996     8,822,968   $882       $46,182      $  -          ($113)        $38,018     ($5,113)
Net  loss for six
   months ended
   June 30, 1997            -       -            -           -             -           (2,015)        -

Stock options
   exercised                750     -              4         -             -               -          -

Foreign currency
   translation
   adjustment               -       -            -           -            (30)             -          -
                      ---------    ----      --------     -------        -------      ---------    --------
BALANCE
June 30, 1997
(unaudited)           8,823,718   $882       $46,186       $ -          ($143)        $36,003     ($5,113)
                      =========   =====      ========     =======       ========      =========   =========

BALANCE
December 31, 1997     8,823,718   $882       $46,186       $ -          ($240)        $33,993     ($5,113)

Net income for six
   months ended
   June 30, 1998            -       -            -           -             -              389         -

Unrealized gain on
    marketable
    securities              -       -            -          327            -               -          -

Stock options
   exercised              9,500      1            70         -             -               -          -

Foreign currency
   translation
   adjustment               -       -            -           -           (102)             -          -
                     -----------  -------    --------    ---------    ----------      ---------    --------
BALANCE
June 30, 1998
(unaudited)           8,833,218   $883       $46,256       $327         ($342)        $34,382     ($5,113)
                     ===========  =======    ========    =========    ==========      =========    ========


     The accompanying notes to consolidated financial statements are an integral part of these statements

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                             1998         1997
Cash flows from operating activities:
   Net income (loss)                                       $389       ($2,015)
   Adjustments to reconcile net income (loss) to cash
   provided from operating activities:
      Depreciation and amortization                       1,426         1,481
      Gain on sale of investments                        (1,500)         (110)
      Deferred income taxes                                  26            -

Changes in other current assets and liabilities:
   Accounts receivable                                    1,837        10,169
   Inventories                                           (3,136)       (4,207)
   Prepaid and other                                       (328)       (2,472)
   Accounts payable                                       3,174           763
   Accrued liabilities                                   (1,277)         (492)
                                                        --------      ---------
         Net cash provided from operating activities        611         3,117
                                                        --------      ---------
Cash flows from investing activities:
   Capital expenditures                                    (576)         (538)
   Additions to other assets                               (620)       (1,062)
   Distribution from investment in preferred units        1,613            -
   Proceeds from sale of investments                         -            110
                                                        --------      ---------
      Net cash provided from (used for)
          investing activities                              417        (1,490)
                                                        --------      ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    71            -
                                                        --------      ---------
      Net cash provided from financing activities            71            -
                                                        --------      ---------
Effect of exchange rate changes on cash                     (26)          (21)

Net increase in cash
   Cash and cash equivalents, beginning of period         1,073         1,606
   Cash and cash equivalents, end of period               1,078         2,067
                                                        --------      ---------
                                                        $ 2,151       $ 3,673
                                                        ========      =========
Cash paid during the period:
   Interest                                             $     5       $     7
                                                        ========      =========
   Income taxes                                         $   811       $   453
                                                        ========      =========


     The accompanying notes to consolidated financial statements are an integral part of these statements

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 and 1997
                                  (unaudited)

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

COMPREHENSIVE INCOME
     Effective January 1, 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components.

     The components of comprehensive income (loss), net of tax, are as follows:

                                  Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                                    1998       1997             1998       1997

        Net income (loss)          $103       ($966)           $389     ($2,015)

        Other comprehensive income,
          net of tax:
         Foreign currency translation
          adjustment                (61)         (4)            (61)        (18)
         Unrealized gain on
          marketable securities     198           -             195           -
                                  ------      -------         -------    -------
         Other comprehensive income 137          (4)            134         (18)
                                  ------      -------         -------    -------
        Comprehensive income
         (loss)                   $ 240       ($970)           $523     ($2,033)
                                  ======      =======         =======    =======

INVENTORIES
     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.


INVESTMENTS
        Investments consist of the following:

                                            June 30,1998      December 31, 1997
                                                   (in thousands)

        Preferred units of Hudson
           River Capital LLC (A)            $6,313             $7,907
        Preferred units of
           Victory Ventures LLC (B)            886                886
                                            ------             ------
        Total investments in preferred
           units                            $7,199             $8,793
                                            ======             ======
        Common stock of Iron Mountain
           Incorporated (C)                 $1,879             $  -
        Common stock of Chaparral Resources
           Inc. (D)                            148               219
        Common stock of SWWT, Inc. (E)         150               150
                                            ------             ------
        Total investments in common stock   $2,177              $369
                                            ======             ======

(A) Hudson River Capital LLC ("Hudson River"), is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In January 1998, Hudson River distributed to the Company $1,613,000 in cash and authorized to distribute 63,018 (effected for a three to two stock split which occurred in July 1998) shares of common stock (valued at $1,481,000) of Iron Mountain Incorporated. The Company received the common stock in June 1998. In the first quarter of 1998, the Company recognized a $1.5 million gain on the cash and common stock distribution which is included in gain on sale of investment in the accompanying financial statements.

(B) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

(C) Iron Mountain Incorporated ("Iron Mountain"), a publicly traded company, is a full service provider of records management and related services. At June 30, 1998, the Company owns 63,018 shares of Iron Mountain stock valued at $29.83. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders' equity.

(D) Chapparal Resources, Inc. ("Chapparal"), a publicly traded company, is an independent oil and gas exploration and production company. At June 30, 1998 the Company owns 87,634 shares of Chapparal common stock valued at $1.6875 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders'equity.

(E) SWWT, Inc is a holding company formerly in the business of manufacturing and marketing portable water purification and filtration systems to certain markets. The Company has recorded this investment at its estimated fair value.

SIGNIFICANT CUSTOMER
     Sales related to special promotional programs to a single customer accounted for approximately 16% and 11% of net sales for the three and six months ended June 30, 1998, respectively. Sales to this customer were less than 10% of net sales for the three and six months ended June 30, 1998.

EARNINGS PER SHARE
     In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share". This statement replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of this statement.

     For the periods ended June 30, 1997, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have anti-dilutive effect.

INCOME TAXES
     Income taxes are provided at the projected annual effective tax rate. The income tax provisions (benefits) for the interim 1998 and 1997 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (unaudited)

                           FORWARD LOOKING STATEMENTS

     The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc - U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations; the impact of the Year 2000 issue on the Company's financial position or results of operations and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to increased competition, changes in consumer tastes and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward looking statements included herein.

                             RESULTS OF OPERATIONS

Comparison for the Three Months Ended June 30, 1998 and 1997

     Sales for the three months ended June 30, 1998 were $30.2 million compared with $28.9 million for the same period in 1997, representing an increase of $1.3 million or 4.6%. Sales comparisons for the three months ended June 30, 1998 were significantly impacted by sales related to special promotional programs with one customer which accounted for approximately 9.3% and 15.7% of sales in the three months ended June 30, 1998 and 1997 respectively. Excluding sales to this customer, sales increased by $3.0 million or 12.5% in the three months ended June 30, 1998, as compared to the comparable period in 1997. The sales increase was due to a 11.1% increase in sales of Victorinox(r) products, primarily the Victorinox(r) SwissTool(tm) , a 12.8% increase in watch sales and an 18.6% increase in cutlery sales.

     Gross profit of $11.6 million for the three months ended June 30, 1998 increased $1.3 million or 12.9% from 1997. The gross profit margin percentage for the second quarter of 1998 of 38.5% was higher than the gross profit margin percentage of 35.7% reported for the same period in 1997 primarily due to the increase in the value of the U.S. dollar versus the Swiss franc and favorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the third quarter of 1999. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the three months ended June 30, 1998 of $11.5 million were $0.6 million or 4.7% lower than the amount for the comparable period in 1997. The decrease was primarily due to decreased advertising and marketing related expenses related to the 1997 introduction of a new brand of Swiss watches and $0.3 million of restructuring costs in 1997.

     As a percentage of net sales, total selling general and administrative expenses decreased from 41.9% in 1997 to 38.2% in 1998.

     Interest income and other, net of $66,000 for the three months ended June 30, 1998 was $9,000 higher than interest income and other, net for the comparable period in 1997 primarily due to increased invested cash balances during 1998 as compared to 1997.

     Gain on sale of investments was $110,000 in 1997. In 1997, the Company recovered $110,000 related to an investment in a privately held start-up entity which the Company had written off in 1996 There were no gains in the three months ended June 30, 1998.

     As a result of these changes, income (loss) before income taxes for the three months ended June 30, 1998 was income of $173,000 versus a loss of $1,624,000 for the same period in 1997, an improvement of $1,797,000.

     Income tax expense (benefit) was provided at an effective rate of 40.5% in 1998 and 1997.

     As a result, net income (loss) for the three months ended June 30, 1998 was income of $103,000 ($0.01 per share -basic and diluted) versus a loss of $966,000 ($0.12 per share - basic and diluted) for the same period in 1997, an increase of $1,069,000.


Comparison for the Six Months Ended June 30, 1998 and 1997

     Sales for the six months ended June 30, 1998 were $54.8 million compared with $53.1 million for the same period in 1997, representing an increase of $1.7 million or 3.2%. Sales comparisons for the six months ended June 30, 1998 were significantly impacted by sales related to special promotional programs with one customer which accounted for approximately 5.6% and 11.1% of sales in the six months ended June 30, 1998 and 1997, respectively. Excluding sales to this customer, sales increased by $4.6 million in the six months ended June 30, 1998 as compared to the comparable period in 1997. The sales increase was due to a 9.4% increase in sales of Victorinox products, primarily the Victorinox SwissTool, an 11.9% increase in watch sales and an 8.9% increase in cutlery sales.

     Gross profit of $20.9 million for the six months ended June 30, 1998 increased $1.6 million or 8.0% from 1997. The gross profit margin percentage for the six months of 1998 of 38.1% was higher than the gross profit margin percentage of 36.4% reported for the same period in 1997 primarily due to the increase in the value of the U.S. dollar versus the Swiss franc and favorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the third quarter of 1999. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the six months ended June 30, 1998 of $21.8 million were $1.1 million or 4.8% lower than the amount for the comparable period in 1997. The decrease was primarily due to decreased expenses for advertising and marketing related activities related to the 1997 introduction of a new brand of Swiss watches and $0.3 million of restructuring costs in 1997.

     As a percentage of net sales, total selling general and administrative expenses decreased from 43.2% in 1997 to 39.8% in 1998.

     Interest income and other, net of $116,000 for the six months ended June 30, 1998 was $6,000 higher than interest income (expense), net for the comparable period in 1997.

     Gain on sale of investments was $1,500,000 and $110,000 in the six months ended June 30,1998 and 1997, respectively. In 1998, the Company recorded a $1.5 million gain due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC. In 1997, the Company recovered $110,000 related to an investment in a privately held start-up entity which the Company had written off in 1996.

     As a result of these changes, income (loss) before income taxes for the six months ended June 30, 1998 was income of $653,000 versus a loss of $3,387,000 for the same period in 1997, a change of $4,040,000.

     Income tax expense (benefit) was provided at an effective rate of 40.5% in 1998 and 1997.

     As a result, net income (loss) for the six months ended June 30, 1998 was income of $389,000 ($0.05 per share - basic and diluted) versus a loss of $2,015,000 ($0.25 per share - basic and diluted) for the same period in 1997, an increase of $2,404,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had working capital of $46.6 million compared with $45.8 million as of December 31, 1997, an increase of $0.8 million. Significant sources of working capital included a $1.6 million cash distribution from Hudson River Capital LLC and significant uses of working capital included a $0.6 million increase in other assets and capital expenditures of $0.6 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $0.6 million in the six months ended June 30, 1998 compared with $3.1 million in the comparable period in 1997. The change resulted primarily due to a smaller decrease in accounts receivable in 1998 as compared to 1997, offset in part by net income in 1998 as compared to a loss in 1997 and a smaller increase in prepaid and other in 1998 as compared to 1997.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its credit agreements. As of June 30, 1998, the Company has a $5.0 million demand line of credit which it can use for any borrowings and a $5.0 million revolving credit agreement which expires in September 1998. The Company is currently reviewing a proposal for renewal of the revolving credit agreement. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

Year 2000

     The Company has been conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and has developed an implementation plan to minimize disruption. The Company presently believes that, with modifications to existing software, of which some already have been implemented and investment in new software, the Year 2000 problem as it relates to its own computer systems will not pose significant operational concerns and the costs to ensure compliance of its own computer systems will not have a material impact on the financial position or results of operations in any given year. However, the Year 2000 readiness of the Company's customers, suppliers and lenders may vary, and no assurances can be given that the Year 2000 problem will not have a material impact on the financial condition or results of operations in any given year.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Foreign Exchange Risk

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At June 30, 1998, the Company has entered into foreign currency contracts and options to purchase approximately 83,500,000 Swiss francs in 1998 and 1999 at a weighted average rate $1.488 Swiss franc/dollar. At June 30, 1998, the unrealized loss on these contracts and options was approximately $1.1 million. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature.

PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 14, 1998, pursuant to notice, at which the meeting shareholders elected the following directors:

                                   NUMBER OF VOTES              NUMBER OF VOTES
                                         FOR                        WITHHELD
      NAME

A. Clinton Allen                    7,490,335                      23,459
Clarke H. Bailey                    7,489,939                      23,855
Thomas A. Barron                    7,490,316                      23,478
Vincent D. Farrell, Jr.             7,490,435                      23,359
Herbert M. Friedman                 7,358,387                     155,407
Peter W. Gilson                     7,490,416                      23,378
Keith R. Lively                     7,490,206                      23,588
Louis Marx, Jr.                     7,490,191                      23,603
Stanley R. Rawn, Jr.                7,490,239                      23,555
Eric M. Reynolds                    7,490,435                      23,359
John Spencer                        7,490,110                      23,684
J. Merrick Taggart                  7,490,320                      23,474
John V. Tunney                      7,489,624                      24,170


Item 6. Exhibits and Reports on Form 8-K

A.)     Exhibits

 (2)    Not Applicable

 (3)    Not Applicable

 (4)    Not Applicable

(10)    Not Applicable

(11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(15)    Not Applicable

(18)    Not Applicable

(19)    Not Applicable

(22)    Not Applicable

(23)    Not Applicable

(24)    Not Applicable

(27)    Financial Data Schedule

(99)    Not Applicable

B.) There were no reports or exhibits on Form 8-K filed for the three months ended June 30, 1998.

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         SWISS ARMY BRANDS, INC.
                                                        (Registrant)


Date:  August 7, 1998
                                              By /s/ Thomas M. Lupinski
                                              Name:  Thomas M. Lupinski
                                              Title:  Senior Vice President &
                                              Chief Financial Officer, Secretary
                                              and Treasurer