Form 10-Q
period 1998-09-30
SWISS ARMY BRANDS INC
filed 1998-11-17
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-Q

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

The number of shares of Issuer's Common Stock, $.10 par value, outstanding on November 10, 1998, was 7,900,110 shares.

                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX

PART I:          FINANCIAL INFORMATION                                  Page No.

Item 1.          FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of
                 September  30, 1998 and December 31, 1997.             3 - 4

                 Consolidated Statements of Operations
                 for the Three and Nine Months Ended
                 September 30, 1998 and 1997.                               5

                 Consolidated Statements of Stockholders' Equity
                 for the Nine Months Ended September 30, 1998 and 1997.     6

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1998 and 1997.             7

                 Notes to Consolidated Financial Statements            8 - 10

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                           11 - 14


Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                         14



Part II:         OTHER INFORMATION

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K                          15

Signatures                                                                 16

The Exhibit Index appears on page 15.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets


                                             September 30,         December 31,
                                                 1998                  1997
                                              (unaudited)

Current assets:
   Cash and cash equivalents                 $  616                $1,078

   Accounts receivable, less
    allowance for doubtful accounts
    of $975 for both periods,
    respectively                             28,402                28,224

   Inventories                               28,599                27,438

   Deferred income taxes                      3,571                 3,519

   Prepaid and other                          4,285                 3,885
                                            --------               -------

      Total current assets                   65,473                64,144
                                            --------               -------

Deferred income taxes                         2,329                 2,407

Property, plant and equipment, net            3,852                 3,751

Investments in preferred units, at cost       7,199                 8,793

Investments in common stock                   2,153                   369

Foreign distribution rights, net of
   accumulated amortization of $3,694
   and $3,193 respectively                    3,044                 3,551

Other assets, net of accumulated
   amortization of $1,762 and
   $1,223 respectively                       12,308                11,036
                                            --------              --------

Total Assets                               $ 96,358               $94,051
                                            ========              ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                      Liabilities and Stockholders' Equity


                                          September 30,             December 31,
                                              1998                      1997
                                          (unaudited)

Current liabilities:
   Accounts payable                      $9,763                    $8,478

   Accrued liabilities                   10,555                     9,865

   Line of credit                         1,830                       -
                                        --------                  --------

     Total current liabilities           22,148                    18,343
                                        --------                  --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10
   per share: shares authorized -
   2,000,000; no shares issued              -                         -

Common stock, par value $.10 per
   share: shares authorized -
   18,000,000; shares issued -
   8,858,218 and 8,822,968, respectively    885                       882

 Additional paid-in capital              46,472                    46,186

 Foreign currency translation
  adjustment                               (405)                     (240)

 Unrealized gain on marketable securities   303                       -

 Retained earnings                       34,847                    33,993
                                        --------                  --------
                                         82,102                    80,821

 Less:    Tresury stock;
          900,108 shares                 (7,676)                   (5,113)
          Deferred compensation            (216)                      -
                                        --------                  ---------

Total stockholders' equity               74,210                    75,708
                                        --------                  ---------

Total Liabilities and
  Stockholders' Equity                  $96,358                   $94,051
                                        ========                  =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (unaudited)


                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                    1998          1997        1998          1997


Net sales                          $31,370    $27,866        $86,167   $80,943

Cost of sales                       18,680     17,270         52,605    51,019
                                   --------   --------      ---------  --------
Gross profit                        12,690     10,596         33,562    29,924

Selling, general and
administrative expenses             11,880     12,160         33,715    35,095
                                   --------  ---------      ---------  --------

Operating income (loss)                810     (1,564)          (153)   (5,171)

Interest and other income
  (expense), net                        (4)        29            112       140

Gain on sale of investments             -         285          1,500       395
                                   --------  ----------     ---------  --------

Total interest and other
  income,net                             4        314          1,612       535
                                   --------  ----------     ---------  --------

Income (loss) before income taxes      806     (1,250)         1,459    (4,636)

Income tax provision (benefit)         341       (475)           605    (1,847)
                                   --------  ----------     ---------  --------

Net income (loss)                     $465      ($775)          $854   ($2,789)
                                   ========  ==========     =========  ========

Earnings per share:
   Basic                             $0.06     ($0.09)         $0.10    ($0.34)
                                   ========  ==========     =========  ========
   Diluted                           $0.06     ($0.09)         $0.10    ($0.34)
                                   ========  ==========     =========  ========

Weighted average number of
   shares outstanding:
   Basic                             8,213      8,210          8,215     8,209
                                   ========  ==========     =========  ========
   Diluted                           8,237      8,210          8,241     8,209
                                   ========  ==========     =========  ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     (in thousands, except for share data)

                                                             Foreign         Unrealized
                           Common Stock       Additional     Currency         Gain on
                         Par Value  $.10       Paid-In      Translation      Marketable      Retained    Treasury
                        Shares      Amount     Capital       Adjustment      Securities      Earnings      Stock

BALANCE
December 31, 1996     8,822,968    $882      $46,182      ($113)            $ -            $38,018      ($5,113)

Net loss for
nine months ended
September 30, 1997
(unaudited)                -         -           -           -                -             (2,789)         -

Stock options
  exercised                 750      -             4         -                -                -            -

Foreign currency
  translation adjustment   -         -           -          (31)              -                -            -
                     -----------  ------    ----------   --------         ------          ----------     --------

BALANCE,
 September 30, 1997
 (unaudited)          8,823,718    $882      $46,186      ($144)            $ -            $35,229      ($5,113)
                     ===========  ======    ==========   ========         ======          ==========     ========

BALANCE
December 31,1997      8,823,718    $882      $46,186      ($240)            $ -            $33,993      ($5,113)

Net income for
nine months ended
September 30, 1998
(unaudited)                -         -           -            -               -                854          -

Stock options
  exercised               9,500      -            70          -               -                 -           -

Stock grant              25,000       3          216          -               -                 -           -

Stock repurchase           -         -            -           -               -                 -        (2,563)

Unrealized gain on
  marketable securities    -         -            -           -             303                 -           -

Foreign currency
  translation adjustment   -         -            -        (165)              -                 -           -
                       ---------  -------   ----------   --------        -------          ----------     ---------

BALANCE, September
30, 1998 (unaudited)  8,858,218    $885      $46,472      ($405)           $303            $34,847      ($7,676)
                      ==========  =======   ==========   ========        =======          ==========     =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                           Nine months ended
                                                             September 30,
                                                          1998            1997
Cash flows from operating activities:
   Net income (loss)                                    $  854          ($2,789)
   Adjustments to reconcile net income (loss) to cash
   provided from (used for) operating activities:
      Depreciation and amortization                      2,172            2,068
      Stock compensation expense                             3               -
      Deferred income taxes                                 26               -
      Gain on sale of investments                       (1,500)            (285)
                                                       --------         --------
                                                         1,555           (1,006)

Changes in other current assets and liabilities:
   Accounts receivable                                    (257)          10,041
   Inventories                                          (1,253)          (6,118)
   Prepaid and other                                      (446)          (1,791)
   Accounts payable                                      1,296           (2,389)
   Accrued liabilities                                     692               67
                                                      ---------        ---------
Net cash provided from (used for)
   operating activities                                  1,587           (1,196)

Cash flows from investing activities:
   Capital expenditures                                 (1,115)            (881)
   Additions to other assets                            (1,917)          (1,149)
   Proceeds from sale of investment                      1,613              438
                                                      ---------        ---------
Net cash (used for) investing activities                (1,419)          (1,592)
                                                      ---------        ---------

Cash flows from financing activities:
  Net borrowings under line of credit agreement          1,830            1,630
  Repurchase of common stock                            (2,563)              -
  Proceeds from exercise of stock options                   70                4
                                                      ---------        ---------
Net cash provided from (used for)
  financing activities                                    (663)           1,634
                                                      ---------        ---------

Effect of exchange rate changes on cash                     33              (52)
                                                      ---------        ---------

Net decrease in cash and cash equivalents                 (462)          (1,206)
   Cash and cash equivalents, beginning of period        1,078            2,067
                                                      ---------        ---------
   Cash and cash equivalents, end of period            $   616          $   861
                                                      =========        =========

Cash paid during the period:
   Interest                                            $    32          $    15
                                                      =========        =========
   Income taxes                                        $ 1,062          $   453
                                                      =========        =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 and 1997
                                  (unaudited)

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

The components of comprehensive income (loss), net of tax, are as follows:


                                 Three Months Ended           Nine Months Ended
                                    September 30,                September 30,
                                  1998         1997           1998        1997
                                                   (in thousands)

 Net income (loss)               $465        ($775)          $854       ($2,789)
 Other comprehensive income,
 net of tax:
   Foreign currency
    translation adjustment        (36)          (1)           (96)          (18)
   Unrealized gain on
    marketable securities         (14)           -            177             -
                                -------      -------        -------     --------
   Other comprehensive income     (50)          (1)            81           (18)
                                -------      -------        -------     --------
   Comprehensive income (loss)   $415        ($776)          $935       ($2,807)
                                =======      =======        =======     ========

INVESTMENTS
-----------
 Investments consist of the following:

                                       September 30,1998       December 31, 1997
                                                     (in thousands)

        Preferred units of Hudson
           River Capital LLC (A)               $6,313                  $7,907
        Preferred units of
           Victory Ventures LLC (B)               886                     886
                                               -------                 -------
        Total investments in preferred units   $7,199                  $8,793
                                               =======                 =======

        Common stock of Iron Mountain
           Incorporated (C)                    $1,891                  $  -
        Common stock of Chaparral Resources,
           Inc. (D)                               112                     219
        Common stock of SWWT, Inc. (E)            150                     150
                                               -------                --------
        Total investments in common stock      $2,153                    $369
                                               =======                ========


(A) Hudson River Capital LLC ("Hudson River"), is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In January 1998, Hudson River distributed to the Company $1,613,000 in cash and authorized the distribution of 63,019 (as adjusted for a three to two stock split which occurred in July 1998) shares of common stock (valued at $1,481,000) of Iron Mountain Incorporated. The Company received the common stock in June 1998. In the first quarter of 1998, the Company recognized a $1.5 million gain on the cash and common stock distribution which is included in gain on sale of investment in the accompanying financial statements.

(B) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

(C) Iron Mountain Incorporated ("Iron Mountain"), a publicly traded company, is a full service provider of records management and related services. At September 30, 1998, the Company owns 63,019 shares of Iron Mountain stock valued at $30 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders' equity.

(D) Chapparal Resources, Inc. ("Chapparal"), a publicly traded company, is an independent oil and gas exploration and production company. At September 30, 1998 the Company owns 87,634 shares of Chapparal common stock valued at $1.28 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders'equity.

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

     For the periods ended September 30, 1997, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have anti-dilutive effect.

STOCK REPURCHASE
----------------
     On September 16, 1998, the Company's Board of Directors authorized a repurchase of up to 400,000 shares of its common stock. At September 30, 1998, the Company had repurchased 286,000 shares for a total purchase price of approximately $2,563,000.

STOCK GRANT
-----------

     On September 16, 1998, the Company issued 25,000 shares of common stock to certain key members of management. The stock vests in four equal installments over three years starting with the grant date.

LINE OF CREDIT
--------------

     On September 30, 1998, the Company amended its line of credit agreement, which among other things, extended the maturity of the agreement to June 29, 1999. The agreement states that the Company can borrow up to $10,000,000 for working capital purposes at one of three interest rate options available; (i) LIBOR plus 1.1%; (ii) Base Rate, as defined; or (iii) Cost of Funds rate, as defined. The line of credit is unsecured and contains certain financial covenants including, but not limited to, minimum tangible net worth, interest rate coverage, current ratio, and the continuation of the exclusive distributorship arrangement with Victorinox Cutlery Company. As of September 30, 1998, the Company had $1,830,000 outstanding under the line of credit and is in compliance with the covenants contained in the agreement.

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

                             RESULTS OF OPERATIONS
                             ---------------------

Comparison for the Three Months Ended September 30, 1998 and 1997
-----------------------------------------------------------------

     Sales for the three months ended September 30, 1998 were $31.4 million compared with $27.9 million for the same period in 1997, representing an increase of $3.5 million or 12.6%. Sales comparisons for the three months ended September 30, 1998, were impacted by sales related to special promotional programs with one customer which accounted for approximately 8.9% and 5.6% of sales in the three months ended September 30, 1998 and 1997, respectively. Excluding sales related to these special promotional programs, sales increased by $2.4 million or 8.9% in the three months ended September 30,1998 , as compared to the comparable period in 1997. The sales increase was due of to an increase in sales of Victorinox(r) products, primarily Victorinox(r) Original Swiss Army Knives and the Victorinox(r) SwissTool(tm), and Swiss Army Brand(r) Sunglasses.

     Gross profit of $12.7 million for the three months ended September 30, 1998 increased $2.1 million or 19.8% from 1997. The gross profit margin percentage for the third quarter of 1998 of 40.4% was higher than the gross profit margin percentage of 38.0%, reported for the same period in 1997 primarily due to the increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency-hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the third quarter of 1999. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the three months ended September 30, 1998 of $11.9 million were $0.3 million or 2.3% lower than the amount for the comparable period in 1997.

     As a percentage of net sales, total selling general and administrative expenses decreased from 43.6% in 1997 to 37.9% in 1998.

     Interest and other income (expense), net of $4,000 of expense for the three months ended September 30, 1998 versus income of $29,000 for the comparable period in 1997 was primarily due to increased borrowings during 1998 as compared to 1997.

     As a result of these changes, income (loss) before income taxes for the three months ended September 30, 1998 was income of $806,000 versus a loss of $1,250,000 for the same period in 1997, an improvement of $2,056,000.

     Income tax expense (benefit) was provided at an effective rate of 42.3% and 38.0% in 1998 and 1997, respectively.

     As a result, net income (loss) for the three months ended September 30, 1998 was income of $465,000 ($0.06 per share, basic and diluted) versus a loss of $775,000 ($0.09 per share, basic and diluted) for the same period in 1997, an improvement of $1,240,000.

Comparison for the Nine Months Ended September 30, 1998 and 1997
----------------------------------------------------------------

     Sales for the nine months ended September 30, 1998 were $86.2 million compared with $80.9 million for the same period in 1997, representing an increase of $5.2 million or 6.5%. Sales comparison for the nine months ended September 30, 1998, were impacted by sales related to special promotional programs with one customer which accounted for approximately 3.6% and 9.2% and of sales in the nine months ended September 30, 1998 and 1997, respectively. Excluding sales related to these special promotional programs, sales increased by $6.9 million or 9.4% in the nine months ended September 30, 1998, as compared to the comparable period in 1997. The sales increase was due of to an increase in sales of Victorinox(r) products, primarily the Victorinox(r) SwissTool(tm) and the Victorinox(r) SwissCard(tm), and Swiss Army Brand(r) Sunglasses.

     Gross profit of $33.6 million for the nine months ended September 30, 1998 increased $3.6 million or 12.2% from 1997. The gross profit margin percentage for the nine months ended September 30, 1998 of 38.9% was higher than the gross profit margin percentage of 37.0%, reported for the same period in 1997. The gross profit percentage increase is primarily due to the increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency-hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the third quarter of 1999. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the
Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the nine months ended September 30, 1998 of $33.7 million were $1.4 million or 3.9% lower than the amount for the comparable period in 1997.

     As a percentage of net sales, total selling general and administrative expenses decreased from 43.4% in 1997 to 39.1% in 1998.

     Interest and other income (expense) , net was $112,000 for the nine months ended September 30, 1998 versus $140,000 for the comparable period in 1997 primarily due to increased invested cash balances during 1997 as compared to 1998.

     Gain on sale of investments was $1,500,000 and $395,000 in the nine months ended September 30, 1998 and 1997, respectively. In 1998, the Company recorded a $1.5 million gain due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC. In 1997, the Company recovered $110,000 related to an investment in a privately held start-up entity, which the Company had written off in 1996, and the Company received a $438,000 distribution from its investment in Victory Ventures LLC, which resulted in a gain of $285,000.

     As a result of these changes, income (loss) before income taxes for the nine months ended September 30, 1998 was income of $1,459,000 versus a loss $4,636,000 for the same period in 1997, an improvement of $6,095,000.

     Income tax expense (benefit) was provided at an effective rate of 41.5% and 39.8% in 1998 and 1997, respectively.

     As a result, net income (loss) for the nine months ended September 30, 1998 was $854,000 ($0.10 per share, basic and diluted) versus a loss of $2,789,000 ($0.34 per share) for the same period in 1997, an improvement of $3,643,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of September 30, 1998, the Company had working capital of $43.3 million compared with $45.8 million as of December 31, 1997, a decrease of $2.5 million. Significant uses of working capital included a stock repurchase of $2.6 million, $1.9 million increase in other assets and capital expenditures of $1.1 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $1.6 million in the nine months ended September 30, 1998 compared with cash used from operating activities of $1.2 million in the comparable period in 1996. The change resulted primarily from a smaller increase in inventory in 1998 versus 1997 and an increase in accounts payable in 1998 versus a decrease in 1997, offset in part by an increase in accounts receivables in 1998 versus a decrease in 1997.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its credit agreement. As of September 30, 1998, the Company has a $10.0 million revolving credit agreement, which expires in June 1999. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

Year 2000
---------

     The Company has been conducting a review of its computer systems and operations to identify those areas that could be affected by the "Year 2000" issue and has developed an implementation plan to minimize disruption. The Company presently believes that, with modifications to existing software and hardware, of which some already have been implemented, and investment in new software and hardware, the Year 2000 problem as it relates to its own computer systems will not pose significant operational concerns. The costs associated with the Year 2000 compliance for the Company's computer systems primarily include costs to upgrade computer systems not currently compliant. The majority of these costs will be incurred in the normal course of business as the Company has continually upgraded their hardware and software to keep pace with technological advances. These costs over the next twelve months could range up to $350,000, of which most will be capitalized. All of the material systems with-in the Company are expected to be Year 2000 compliant by June 30, 1999.

     In addition to its internal assessment, the Company is currently assessing the Year 2000 readiness of its key suppliers and service providers and their ability to continue provide service and products through the change to 2000. If any of the Company's significant suppliers and service providers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business could be materially affected. The Company has not developed a contingency plan regarding the Year 2000 readiness of its key suppliers and service providers, but intends to do so if further discussions with its suppliers and service providers warrant the development of such contingency plan.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

Foreign Exchange Risk

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At September 30, 1998, the Company entered into foreign currency contracts and options to purchase approximately 69,800,000 Swiss francs in 1998 and 1999 at a weighted average rate $1.418 Swiss franc/dollar. At September 30, 1998, the unrealized gain on these contracts and options was approximately $0.8 million. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature.

Item 6. Exhibits and Reports on Form 8-K

A.)     Exhibits

 (2)    Not Applicable

 (3)    Not Applicable

 (4)    Not Applicable

(10.1)  1998 Amended and Restated  Commercial Loan Agreement dated September 30,
          1998 between Fleet National Bank and Swiss Army Brands, Inc.

(11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(15)    Not Applicable

(18)    Not Applicable

(19)    Not Applicable

(22)    Not Applicable

(23)    Not Applicable

(24)    Not Applicable

(27)    Financial Data Schedule

(99)    Not Applicable

B.)     There were no reports or exhibits on Form 8-K filed for the three months ended September 30, 1998.

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         SWISS ARMY BRANDS, INC.
                                                         -----------------------
                                                         Registrant


Date:  November 12, 1998

                                              By /s/ Thomas M. Lupinski
                                              Name:  Thomas M. Lupinski
                                              Title:  Senior Vice President &
                                              Chief Financial Officer, Secretary
                                              and Treasurer