Form 10-K
period 1998-12-31
SWISS ARMY BRANDS INC
filed 1999-03-31
CIK 731947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on March 19, 1999, was approximately $27,400,000. On such date, the closing price of registrant's common stock was $9.50 per share. Solely for purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's common stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

     The number of shares of Registrant's Common Stock, $.10 par value, outstanding on March 19, 1999, was 7,851,510 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I
                                     ------
Item 1.Business.
----------------

     Swiss Army Brands, Inc. ("SABI" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox SwissTool , Victorinox SwissCard , Victorinox Cutlery and Victorinox Watches. SABI also markets its own line of Swiss Army Brand Watches, Swiss Army Brand Sunglasses and other high quality Swiss-made products under its Swiss Army Brand worldwide. The Company has been marketing Victorinox Original Swiss Army Knives and Victorinox Cutlery for over fifty years and has been the exclusive United States distributor of such products since 1972, an arrangement that was formalized in 1983. SABI added Canada and the Caribbean (including Bermuda) to its exclusive territory for Victorinox Original Swiss Army Knives in 1992 and 1993, respectively.

     The Company is engaged principally in one line of business - the importation and distribution of cutlery, pocketknives, multi-tools, watches and other consumer products. Sales of Victorinox Original Swiss Army Knives, Victorinox SwissTools and Victorinox SwissCards, accounted for approximately 36% of SABI's 1998 sales while watches and other Swiss Army Brand products accounted for approximately 48%. Sales of professional and consumer cutlery accounted for approximately 16% of SABI's 1998 sales. Total SABI sales for the calendar years 1998, 1997 and 1996 were $127,851,000, $118,744,000, and $130,030,000, respectively. No customer accounted for more than 10% of net sales during any year in the three-year period ended December 31, 1998. See Note 15 to the Company's Financial Statements included herein for further information regarding segment information for the Company. At December 31, 1998 SABI had an order backlog of approximately $2,383,000, compared to $5,746,000 at December 31, 1997.

     During the years ended December 31, 1997 and 1996, the Company recorded special charges, primarily related to discontinued inventory, investment write-downs and restructuring costs. In 1997, the Company recorded a special charge of $1.3 million related to discontinued inventory and $0.8 million in restructuring costs. These restructuring costs primarily consisted of severance and related expenses. In the second quarter of 1996, as part of an extensive analysis of the Company's operations, the Company recorded a special charge of approximately $7.4 million. The special charge consisted of a $4.5 million write-off of discontinued inventory and a $2.9 million write-off of obsolete displays, goodwill, non-strategic investments and other assets. In the fourth quarter of 1996, the Company recorded an additional special charge of approximately $2.5 million. The special charge consisted of $1.6 million write-down related to non-strategic investment, a $0.4 million write-off of discontinued inventory and a $0.5 million write-off of obsolete displays and other assets. See further discussion in Management's Discussions and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included herein.

     The Company was incorporated on December 12, 1974 as a successor to a New York corporation. SABI's principal executive offices are located at One Research Drive, Shelton, Connecticut 06484 and its telephone number is (203) 929-6391. As of December 31, 1998, SABI and its subsidiaries had 219 full-time employees, including 10 in Canada and 6 in Switzerland.

                Victorinox Products and Swiss Army Brand Products
                -------------------------------------------------

     SABI is the exclusive United States, Canadian (with one minor exception for cutlery) and Caribbean distributor of Victorinox Original Swiss Army Knives, Victorinox SwissTools, Victorinox cutlery, Victorinox SwissCards and Victorinox Watches under agreements with SABI's principal supplier of pocket knives and cutlery, Victorinox Cutlery Company ("Victorinox"), a Swiss corporation and
Europe's largest cutlery producer. SABI also sells watches and other high quality products under the Swiss Army Brand worldwide.

     Victorinox Original Swiss Army Knives are multiblade pocketknives containing implements capable of more functions than standard pocketknives. For example, SABI's most popular Victorinox Original Swiss Army Knife model, the Classic, with a suggested retail price of $16, features a blade, scissors, nail file with screwdriver tip, toothpick and tweezers. SABI markets more than 70 different models of Victorinox Original Swiss Army Knives containing up to 35 different implements (with up to 45 separate features), ranging from a basic knife with a suggested retail price of $10 to the highest priced model at approximately $70 as well as a SwissChamp Deluxe SOS kit with a suggested retail price of approximately $160. SABI also sells multi-function lockblade knives designed for the hunting and outdoor market. In 1997, the Company added to its product line the SwissCard , a credit card shaped, ten function instrument, and the SwissTool , a multi-tool with 23 features, including full size pliers. The Company's line of Victorinox watches currently includes ten models with approximately 30 SKUs, with suggested retail prices ranging from $60 to $175.

     The Company sells professional cutlery products, made of stainless steel, primarily manufactured by Victorinox. Although the majority of SABI's professional cutlery products are marketed under the trademarks "Forschner" and "R.H. Forschner," the Company also has a private label business. Professional cutlery imported from Switzerland is generally more expensive than domestic United States products. SABI believes that it has the largest market share of imported professional cutlery products sold in the United States and that its share of all professional cutlery, foreign and domestic, sold in this country is second to the dominant seller of such products. SABI believes that it has achieved and maintained its market share due to the quality of its products and its merchandising efforts.

     SABI's line of Swiss Army Brand products includes 25 models of Swiss Army Brand Watches with over 70 SKUs ranging from the Renegade , with a suggested retail price of $85 to the Titanium Two-Tone with a suggested retail price of $595. In the first quarter of 1997, the Company added to its product line newly designed Swiss Army Brand Sunglasses. The Company's sunglass line includes 22 models with over 50 SKUs with suggested retail prices ranging from $60 to $120. In addition, SABI sells Swiss Army Brand writing instruments. Also in 1997, the Company entered into an arrangement pursuant to which it distributes in North America, and serves as sales and marketing agent in most of the rest of the world, a line of watches under the Swiss Air Force trademark. SABI currently obtains a majority of its Swiss Army Brand Watches from a single Swiss supplier, who is responsible for the final assembly of watch components manufactured by several manufacturers. The Company believes that alternate suppliers would be available if necessary and that the loss of its current supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

     The Company distributes its products throughout the United States, Canada and the Caribbean through independent sales representatives and its direct sales force to over 3,800 wholesalers and retailers, including department stores, high-end jewelers, sporting goods stores, specialty retailers, cutlery shops, catalog showrooms, mass merchandisers and mail order houses, through distributors to corporations and other organizations for promotional purposes, premium, employee gift award programs and corporate identity catalogs. SABI imprints its products primarily at its own facilities with the customer's corporate name or logo. SABI's customers for professional cutlery include distributors of hotel, restaurant, butcher, institutional, commercial fishing and slaughterhouse supplies and retail cutlery stores located throughout the United States and Canada.

     Sales of Victorinox Original Swiss Army Knives and Swiss Army Brand products are seasonal with sales typically stronger during July through December.

     Although the Company is the largest United States seller of Swiss Army Knives, it faces competition from Precise Imports Corp. ("Precise"), the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A. ("Wenger"), the only company other than Victorinox supplying knives to the Swiss armed forces. Precise imports a substantially smaller number of knives into the United States than SABI. The Company also faces competition from the manufacturers and importers of other multiblade knives and multi-tools including importers which sell non Swiss-made pocket knives under the "Swiss Army Knife" name.

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

                                License Agreement
                                -----------------

     On May 15, 1997, SABI entered into an agreement with St. John Knits, Inc. ("St. John") providing for the grant of an exclusive license, subject to certain terms and conditions, to SABI to market watches bearing the St. John trademark. St. John is a leading designer, manufacturer and marketer of fine woman's apparel. SABI introduced the St. John Timepiece Collection in November 1998.

                              Trademark Agreements
                              --------------------

     In 1992, in connection with the settlement of litigation with Precise, SABI granted Precise a perpetual worldwide royalty free license to use the trademark Swiss Army in connection with Swiss made non-knife goods, other than timepieces, sunglasses and compasses. Under this agreement, Precise acknowledges SABI's exclusive rights to the Swiss Army trademark for non-knife products including timepieces, compasses and sunglasses. See Item 3 for discussion of legal proceedings between SABI and Precise.

     The Company is the owner of United States and certain foreign trademark registrations for "Swiss Army", as applied to watches and sunglasses and actively defends its trademarks throughout the world. Although the Company's registrations have been challenged, on the basis of the advice of its trademark counsel, SABI expects to prevail in those proceedings. The Company is dedicated to a vigorous enforcement of these exclusive trademark rights.

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

     On January 17, 1995, Victorinox and Wenger confirmed and memorialized in writing the grant of separate trademark licenses of Swiss Army as applied to multifunction pocketknives to SABI and Precise. The license to the Company is royalty free and continues so long as SABI is a distributor of Victorinox. Victorinox and Wenger have filed with the U.S. Patent and Trademark Office a dual application for "Swiss Army" as applied to multi-bladed knives, which application has been opposed by various third parties.

     The Company is actively considering marketing other products under the "Swiss Army" trademark or under other trademarks. However, no assurances can be given that the Company will ever enter into these additional markets, or if entered into, that such activities will be profitable.

     If the Company's efforts to protect its trademarks prove to be unsuccessful, the Company may incur increased competition from non-Swiss made knives and other products sold under the "Swiss Army" name. No assurances can be given that such competition from non-Swiss made products would not have a material adverse effect on the business and prospects of the Company.

                         Swiss Confederation Trademarks
                         ------------------------------

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

     Outside of the United States, Canada and the Caribbean, the Trademark Agreement provides for the grant to SABI of the right to an exclusive license, subject to the existing legal rights of others, for watches and sunglasses at a royalty equal to 3% of net sales. In addition, SABI has the right to a license for certain designated products outside of the United States, Canada and the Caribbean, also at a royalty equal to 3% of net sales, to use the Swiss Confederation Trademarks provided that SABI commences the sale of commercial quantities of such products within time periods prescribed by the Trademark Agreement. The Trademark Agreement also provides that all products sold under the license must be of a quality at least equal in workmanship and materials to the products currently sold by SABI, Victorinox or Wenger and that in the event SABI discontinues sales of goods in commercial quantities in any category of goods for three consecutive years, the Swiss Confederation shall have the right to terminate the license as to that category after giving SABI notice and an opportunity to resume sales. Except for the foregoing limitation, the rights of SABI with respect to the use of the Swiss Confederation Trademarks under the Trademark Agreement are perpetual. It is anticipated that the right to utilize the Swiss Confederation Trademarks on certain products other than timepieces and sunglasses will be made available to Precise by SABI on terms yet to be discussed.
                              Victorinox Agreements
                              ---------------------

     All of SABI's products are manufactured by independent suppliers. SABI's principal supplier of pocket knives and cutlery is Victorinox, which has manufactured the Original Swiss Army Knife for the Swiss Army for more than 100 years. The loss of this supplier would have a material adverse effect on SABI's business. SABI, Victorinox's largest single customer, has been distributing Victorinox's products since 1937. Distribution was on a non-exclusive basis for more than 45 years when, as a result of understandings reached on SABI's behalf by Mr. Louis Marx, Jr. and Mr. Stanley R. Rawn, Jr., both now SABI Directors, and Mr. Charles Elsener, Sr., Chief Executive Officer of Victorinox, SABI became Victorinox's exclusive United States distributor of Victorinox Original Swiss Army Knives under an agreement dated December 12, 1983 (as subsequently amended, the "U.S. Distribution Agreement"). In 1992 and 1993, Messrs. Marx and Rawn held extensive conversations principally in Switzerland, with Victorinox looking to expand the scope of SABI's exclusive territory. This resulted in SABI obtaining exclusive distributorship rights first in Canada, and then in Bermuda and the Caribbean areas, as well as SABI's receipt of exclusive U.S., Canadian and Caribbean distribution rights to the Victorinox Watch, which is supplied to the Company by Victorinox along with another Swiss manufacturer.

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

     The U.S. Distribution Agreement was renewed in 1998 through December 12, 2003 and is subject to renewal at five year intervals at SABI's option unless, in any two consecutive years, purchases of Products by SABI fall below the average purchases for 1981 and 1982, which was 19,766,035 Swiss francs. SABI's distribution rights in Canada and the Caribbean are for initial terms of seven years (expiring in 1999 and 2000, respectively), subject to renewal for successive five year periods. Effective April 1999, the distribution rights for Canada will automatically renew and expire in 2004. In the event that Victorinox elects not to renew SABI's Canada distribution rights, Victorinox will be required to pay SABI the amount of $3,500,000.

     During each calendar year SABI must purchase from Victorinox at least 85% of the maximum quantities of each of Swiss Army Knives and cutlery (expressed in Swiss francs) purchased in any prior year. The only remedy of Victorinox for SABI's failure to achieve these goals would be the termination of SABI's U.S. distribution rights. By agreement dated December 18, 1995, Victorinox and the Company agreed that for 1996 the minimum purchase requirement for Swiss Army Knives would be reduced to 75% of the maximum quantity purchased in any prior year. The Company met this requirement in 1996. In 1996, Victorinox agreed to reduce the 1997 minimum purchase requirements for Swiss Army Knives to 65% of the maximum quantity purchased in any preceding year. The Company met this requirement in 1997. In 1998, Victorinox agreed to reduce the minimum for 1998 to a purchase plan of approximately $31,400,000. The Company met this requirement for 1998.

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

     In consideration of the grant of the Canadian distribution rights in 1992, SABI issued to Victorinox 277,066 shares of common stock, par value $.10 per share, of SABI ("Common Stock"). In consideration for the grant of the Caribbean distribution rights in 1993, the Victorinox watch distribution rights and the acquisition by SABI of Victorinox's 20% interest in a subsidiary of SABI, SABI issued to Victorinox a five-year warrant to purchase 1,000,000 shares of Common Stock at a discount from the market price on the date of exercise. Victorinox exercised the warrant in full in April 1994 at a price per share of $9.75, a discount of $4.25 per share from the then current market price of SABI Common Stock. All of the shares issued upon exercise of the warrant were subsequently sold to Brae Group, Inc. ("Brae"), a corporate shareholder of SABI that is controlled by Louis Marx, Jr., a Director of SABI, in exchange for shares of the common stock of that corporation.

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

     Mr. Marx, a Director of SABI, is a Co-Chairman of the Board, a director and an equity holder of each of Hudson River and Victory Ventures, and a consultant to Victory Ventures. Mr. Clarke H. Bailey, a Director of SABI, is a Co-Chairman of the Board, a Director and an equityholder of Hudson River. Mr. Stanley R. Rawn, Jr., Senior Managing Director and a Director of SABI, and Mr. Herbert M. Friedman, Vice President and General Counsel and Director of SABI, also serve as directors and are equityholders of each of Hudson River and Victory Ventures. Mr. Robert S. Prather, Jr., a director of SABI, also serves as a director of Victory Ventures, LLC.

Item 2.Properties.
------------------

     The executive and administrative offices of SABI occupy approximately 42,500 square feet of leased space in an office building located in Shelton, Connecticut. SABI moved into these premises in September, 1993. The initial term of the lease on this space expires on September 1, 2001, subject to a renewal option for an additional five-year term.

     In addition, SABI leases approximately 7.4 acres in Shelton, Connecticut upon which the landlord has constructed a 85,000 square foot building, increased in January 1995 from 60,000 square feet, which SABI uses as a facility for warehousing, distribution, imprinting and assembly. The lease commenced in June, 1991 and has a term of ten years. SABI also leases approximately 13,000 square feet in a building in Toronto, Canada which it uses for office space and warehousing of products. The lease commenced in December, 1992 and expired in December, 1997. The Company has extended the term on this lease until December 31, 1999.

     In 1996, SABI entered into a four-year lease for 7,000 square feet of space in a 30,000 square foot building in Bienne, Switzerland for use as a distribution center.

     SABI believes its properties are sufficient for the current and anticipated needs of its business.

Item 3.Legal Proceedings.
-------------------------

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

     On July 14, 1997, the Company filed with the American Arbitration Association in New York, New York a demand for arbitration against Precise Imports Corporation, the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A., the only company other than Victorinox supplying pocketknives to the Swiss Armed Forces. In the demand for arbitration, the Company charged that Precise had violated the license agreement dated June 30, 1992 between Precise and the Company by utilizing the trademark Swiss Army in ways prohibited by the agreement. In response, Precise alleged certain counterclaims, including violations of the 1992 license agreement, anti-trust laws, unfair competition under state and federal law, tortious interference with prospective business relations and federal anti-trust violations. On September 29, 1998, Precise withdrew its counterclaim that the Company violated federal anti-trust law. On November 7, 1998, Precise and the Company agreed to suspend the arbitration to allow the parties 180 days to settle their dispute, subject to reactivation of the arbitration by either company. After the expiration of the stipulated period, if the arbitration has been neither reactivated or voluntarily dismissed by the parties, all claims and counterclaims alleged in the arbitration will be deemed to have been dismissed with prejudice. In the event that the arbitration is reactivated, the Company intends to vigorously pursue its claims and believes it has meritorious defenses to Precise's counterclaims. However, the Company cannot predict the outcome of any resumed arbitration. In a separate document, Precise agreed tentatively to certain limitations on the marketing of its products including discontinuation of the use of "S.A.K." and "The Genuine Swiss Army Knife Company" in connection with certain products, and changing the name of its internet site, all of which were sought by the Company in the arbitration.

     The Company is also a plaintiff in several proceedings to enforce its intellectual property rights. In addition, see "Business - Swiss Army Knives and Swiss Army Brand Products".

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------
     Not Applicable.

                                     PART II
                                     -------

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------
     A. Market Information.
        -------------------

     Shares of SABI's Common Stock are traded on The NASDAQ Stock Market under the symbol SABI. The range of high and low transactions for shares of Common Stock, which is the only class of capital stock of SABI outstanding, as reported by Nasdaq since the first quarter of 1997 were as follows:

                       Fiscal 1997           Fiscal 1998         Fiscal 1999*
                      High     Low          High      Low        High     Low

First Quarter       $14 1/8  $11 3/4      $12 1/16   $9 3/16    $10      $8 5/8
Second Quarter       13       11 1/8       12 1/2    10 1/4
Third Quarter        13 1/2    9 1/8       11 1/4     8 3/4
Fourth Quarter       11 1/2    9 5/8       10 3/8     8 7/8


*Through March 19, 1999.

     The public market for Common Stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

     B. Holders.

     On March 19, 1999, shares of Common Stock were held by 315 persons, based on the number of record holders, including several holders who are nominees for an undetermined number of beneficial owners.

     C. Dividends.

     The Company has not paid a cash dividend since its inception, and its present policy is to retain earnings for use in its business. Payment of dividends is dependent upon the earnings and financial condition of SABI and other factors which its Board of Directors may deem appropriate. Under SABI's bank loan agreement, as amended, which expires on June 30, 1999, SABI agreed not to declare or pay any dividends unless immediately following such payment SABI's ratio of indebtedness to tangible net worth, calculated as set forth in the agreement, does not exceed 0.75 to one, and SABI's ratio of current assets to current liabilities is in excess of 2.5 to one.

Item 6.Selected Financial Data
------------------------------

     The following selected financial data for the five years ended December 31, 1998, was derived from the consolidated financial statements of the Company. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, related notes and other financial information included herein.


(In thousands, except per share amounts)          Year Ended December 31,
                                                  -----------------------

                                                    1998       1997(1)     1996(2)     1995        1994
                                                    ----       -------     -------     ----        ----
Net sales                                         $127,851   $118,744    $130,030    $126,695    $144,437
Gross profit                                        49,982     42,724      40,836      44,264      55,804
Selling, general and administrative expenses        49,005     49,639      46,241      40,265      40,293
Operating income (loss)                                977     (6,915)     (5,405)      3,999      15,511
Gain (loss) on sale (write-down) of investments      1,651        398      (2,382)      1,771          37
Other income (expense), net                             55        116         179        (134)        445
Income (loss) before income taxes                    2,683     (6,401)     (7,608)      5,636      15,993
Income tax provision (benefit)                       1,220     (2,376)     (2,343)      2,523       6,633
                                                   --------   --------    --------   ---------    --------
Net income (loss)                                   $1,463    ($4,025)    ($5,265)     $3,113    $  9,360
                                                   --------   --------    --------   ---------    --------
Earnings per share:
     Basic                                          $ 0.18     ($0.49)     ($0.64)      $0.38       $1.20
     Diluted                                        $ 0.18     ($0.49)     ($0.64)      $0.38       $1.16
Other Financial Data:
Current assets                                    $ 70,383    $64,144     $70,933     $74,355     $78,641
Total assets                                       100,404     94,051      98,643     101,230     105,708
Current liabilities                                 25,806     18,343      18,787      16,291      23,932
Long-term debt                                         -          -           -           -           -
Stockholders' equity                                74,598     75,708      79,856      84,939      81,775
Cash dividends per common share                   $    -      $   -           -      $    -       $   -
Weighted average number of shares outstanding:
      Basic                                          8,138      8,209       8,202       8,185       7,832
      Diluted                                        8,236      8,209       8,202       8,236       8,062


     (1) The financial results for 1997 include a $1.3 million write-off of discontinued inventory (included in cost of sales) and $0.8 million of restructuring costs (included in selling, general and administrative expenses). See Note 3 to the Company's Consolidated Financial Statements.

     (2) The financial results for 1996 include special charges of approximately $9.9 million. The special charges consisted of a $4.9 million write-off of discontinued inventory (included in cost of sales), a $2.6 million write-off of obsolete displays, goodwill and other assets (included in selling, general and administrative expenses) and a $2.4 million write-down of non-strategic investments. See Note 3 to the Company's Consolidated Financial Statements.

Item 7.Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
       of Operations
       -------------

                           FORWARD LOOKING STATEMENTS
                           --------------------------

     The following discussion, as well as other portions of this Annual Report on Form 10-K, contains, in addition to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc-U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations; the Company's anticipated credit needs and ability to obtain such credit; and the Company's review of its computer systems and operations as it relates to the "Year 2000" issue. Even if the assumptions upon which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to increased competition, changes in consumer tastes and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward looking statements included herein.

Results of Operations
---------------------

     In 1998, net sales totaled $127.9 million, a 7.7% increase from 1997. The financial results for 1997 and 1996 were negatively impacted by inventory write-offs and restructuring costs. The 1997 financial results include a $1.3 million inventory write-off of discontinued inventory (included in cost of sales) and $0.8 million of restructuring costs (included in selling, general and administrative expenses). These restructuring costs primarily consisted of severance and related expenses. The 1996 financial results include special charges of approximately $9.9 million, which resulted from an extensive analysis of the Company's operations. The special charges in 1996 consisted of a $4.9 million write-off of discontinued inventory (included in cost of sales), a $2.6 million write-off of obsolete displays, goodwill and other assets (included in total selling, general and administrative expenses), and a $2.4 million write-down of non-strategic investments.

     The following table shows, as a percentage of net sales, the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998:

                                             Year Ended December 31,
                                         1998           1997           1996


Net sales                               100.0%         100.0%         100.0%
Cost of sales                            60.9           64.0           68.6
                                       -------        -------        -------
Gross profit                             39.1           36.0           31.4

Selling, general and administrative
  expenses before special charges        38.3           41.8           33.6
Special charges                            -              -             2.0
                                       -------        -------        ------
Total selling, general and
  administrative expenses                38.3           41.8           35.6
Operating income (loss)                   0.8           (5.8)          (4.2)
Interest expense                           -              -             (.1)
Interest income                            -              .1             .1

Gain (loss) on sale (write-down) of
   investments                            1.3             .3           (1.8)
Other income, net                          -              -              .2
                                       -------        -------        --------
Income (loss) before income taxes         2.1           (5.4)          (5.8)
Income tax provision (benefit)            1.0           (2.0)          (1.8)
                                       -------        -------        --------
Net income (loss)                         1.1%          (3.4)%         (4.0)%
                                       =======        =======        ========

Comparison of the Years Ended December 31, 1998 and December 31, 1997
---------------------------------------------------------------------

     Net sales for the year ended December 31, 1998 were $127.9 million compared with $118.7 million for the same period in 1997, representing an increase of $9.1 million or 7.7%. The sales increase was due primarily to a 14.2% increase in sales of Victorinox products, primarily the Victorinox SwissTool and SwissCard , and an increase in sales of Swiss Army Brand Sunglasses and the introduction of watches marketed under the St. John Timepiece Collection.

     Gross profit for the year ended December 31, 1998 was $50.0 million, 17.0% higher than in 1997. The increase in gross profit was primarily due to the increase in the value of the U.S. dollar versus the Swiss franc and a $1.3 million inventory write-off in 1997. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency-hedging program. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross profit, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current estimated Swiss franc requirements, the Company believes it is hedged through the third quarter of 1999. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

     Selling, general and administrative expenses for the year ended December 31, 1998 were $49.0 million, $0.6 million or 1.3% lower than in 1997. The expense decrease resulted primarily from decreased advertising expense offset by increased expenditures in the areas of product development and merchandising and promotion. As a percentage of net sales, selling, general and administrative expenses decreased from 41.8% in 1997 to 38.3% in 1998.

     As a result of the above, the Company recorded operating income of $1.0 million for the year ended December 31, 1998, as compared to an operating loss of $6.9 million in 1997.

     Interest expense of $133,000 for the year ended December 31, 1998 was $93,000 higher than interest expense in 1997, due to the higher borrowings in 1998 related to the Company's repurchase of $3.1 million of its common stock.

     Interest income of $188,000 for the year ended December 31, 1998 was $33,000 higher than interest income in 1997, due to increased invested cash balances during the first half of 1998 as compared to 1997.

     The gain on the sale of investments for the year ended December 31, 1998 was $1.7 million, as compared to $398,000 in 1997. In 1998, the Company recorded a $1.5 million gain due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC. In addition, the Company received distributions from Victory Ventures LLC consisting of common stock in two publicly traded entities, which were sold by the Company resulting in a $57,000 gain, and sold its investment in SWWT, Inc. and realized a gain of $94,000. The gain in 1997 was due to a distribution from the Company's investment in Victory Ventures LLC, which resulted in a gain of $286,000 and a $112,000 recovery of a privately held startup entity that was written-off in 1996.

     As a result of the above, the income before income taxes for the year ended December 31, 1998 was $2.7 million compared to $6.4 million loss in 1997.

     Income tax expense (benefit) was provided at an effective rate of 45.5% for the year ended December 31, 1998 as compared to 37.1% for the year ended December 31, 1997. The change in the effective tax rate was due to foreign and state income taxes.

     As a result of the above, the net income for the year ended December 31, 1998 was $1.5 million ($0.18 per share) as compared to $4.0 million loss ($0.49 per share) in 1997.

Comparison of the Years Ended December 31, 1997 and December 31, 1996
---------------------------------------------------------------------

     Net sales for the year ended December 31, 1997 were $118.7 million compared with $130.0 million for the same period in 1996, representing a decrease of $11.3 million or 8.7% lower. Approximately $3.6 million of the decrease was due to the sale of substantially all the assets of Cuisine de France Limited ("CDF") in January 1997, with the remaining sales decrease due primarily to a 17% decrease in sales of Victorinox Original Swiss Army Knive sales, a 6% decrease in watch sales, a 6% decrease in cutlery sales offset in part by an increase in sales of Swiss Army Brand Sunglasses, Victorinox SwissCards and Victorinox SwissTools.

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

     The gain on the sale of investments for the year ended December 31, 1997 was $398,000, as compared to a loss of $2.4 million in 1996. The gain in 1997 was due to a distribution from the Company's investment in Victory Ventures LLC, which resulted in a gain of $286,000 and a $112,000 recovery of a privately held startup entity that was written-off in 1996. The loss in 1996 was primarily due to the $1.6 million write-down of the Company's investment in the common stock of SWWT, Inc., a publicly traded entity, and an $800,000 write-down of the Company's investment in the aforementioned privately held start-up entity.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1998, the Company had working capital of $44.6 million compared with $45.8 million as of December 31, 1997, a decrease of $1.2 million. Significant uses of working capital consisted of additions to other assets of $2.7 million, capital expenditures of $1.3 million and repurchases of common stock of $3.1 million. Significant sources of working capital included sales of long term investments of $1.9 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $0.2 million in the year ended December 31, 1998 compared with cash provided from operating activities of $2.7 million in the year ended December 31, 1997. The change primarily resulted from an increase in inventory in 1998 as compared to a decrease in 1997, an increase in accounts receivable in 1998 as compared to a decrease in 1997, a decrease in accrued liabilities in 1998 compared to a decrease in 1997 offset in part by an increase in accounts payable in 1998 versus a decrease in 1997.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreements. As of December 31, 1998, the Company had $5,140,000 of outstanding borrowings under its bank agreement. The Company currently has a $10.0 million revolving credit agreement, which expires in June 1999. The Company is currently reviewing its options to establish a new credit agreement, and believes it can establish a new credit agreement at the appropriate date. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources continue to be sufficient to meet its operating needs.

Year 2000
---------

     The Company has been conducting a review of its computer systems and operations to identify those areas that could be affected by the "Year 2000" issue and has developed an implementation plan to minimize disruption. The Company has completed the assessment phase of its internal information computer systems. Based upon the assessment, certain computer systems were vulnerable to the Year 2000 issues. The Company presently believes that, with modifications to existing software and hardware, and investment in new software and hardware, the Year 2000 problem as it relates to its own computer systems will not pose significant operational concerns. The Company has made significant progress in completing its Year 2000 projects. The costs associated with the Year 2000 compliance for the Company's computer systems primarily include costs to upgrade computer systems not currently compliant. The majority of these costs have and will be incurred in the normal course of business as the Company has continually upgraded its hardware and software to keep pace with technological advances. Based upon the Company's assessments to date, the costs of the Year 2000 initiative are estimated to be no more than $200,000, of which $50,000 has been spent to date. The Company expects that all of the material internal information computer systems to be Year 2000 compliant by June 30, 1999.

     The Company is working with its significant suppliers and service providers to ensure that those parties have appropriate plans to manage the Year 2000 issue as it relates to the Company's operations. The Company has commenced the communication process with its significant suppliers and service providers and expects this process to be complete by April 30, 1999.

     The Company's Year 2000 initiative is well under way, and based on the results of its assessment to date, is expected to be complete by June 30, 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely upon will be converted on a timely basis and will not have a material adverse effect on the Company. However, based on the progress the Company has made on its internal initiative and the information available from third parties, the Company has not identified a need to develop an extensive contingency plan for non-compliance issues at this time. The need for such plan is evaluated on an ongoing basis as part of the Company's overall Year 2000 initiative.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Foreign Exchange Risk
---------------------

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At December 31, 1998, the Company entered into foreign currency contracts and options to purchase approximately 55,000,000 Swiss francs in 1999 at a weighted average rate $1.414 Swiss franc/dollar. At December 31, 1998, the unrealized gain on these contracts and options was approximately $1.0 million. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. As of December 31, 1998, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition. See Notes to Consolidated Financial Statements for further discussion of the Company's accounting policies and other information related to its foreign exchange instruments.

Item 8.Financial Statements and Supplementary Data
--------------------------------------------------

     The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9.Disagreements on Accounting and Financial Disclosure
-----------------------------------------------------------

     None.

                                    PART III
                                    --------

Item 10.Directors and Executive Officers of the Registrant
----------------------------------------------------------

     The Directors and Executive Officers of SABI are as follows:


                                                                               Director
                                                                                and/or
Name                       Age      Position(s)                              Officer Since
----                       ---      -----------                              -------------

J. Merrick Taggart          48      President, Chief Executive Officer and
                                    Director1                                     1995
Peter W. Gilson             59      Chairman of the Board, Chairman
                                    of the Executive Committee and
                                    Director2                                     1994
Louis Marx, Jr.             67      Chairman of the Management
                                    Committee and Director3                       1990
Stanley R. Rawn, Jr.        71      Senior Managing Director
                                    and Director4                                 1990
Herbert M. Friedman         67      Vice President and General Counsel
                                    and Director5                                 1981
Harry R. Thompson           69      Managing Director                             1994
Thomas M. Lupinski          46      Senior Vice President, Chief
                                    Financial Officer, Secretary
                                    and Treasurer                                 1986
Michael J. Belleveau        42      Senior Vice President and
                                    Group Division Head                           1994
A. Jeffery Turner           41      Senior Vice President - Marketing
                                    and Product Development               Nov.    1998
James R. Cary               48      Vice President - Operations           Nov.    1998
Marc A. Gold                33      Vice President and Controller         Nov.    1998
Jerald J. Rinder            52      Vice President and
                                    General Manager - Retail Division             1996
Douglas M. Rumbough         42      Vice President and
                                    General Manager - Corporate
                                    Markets Division                              1992
Robert L. Topazio           50      Vice President and General Manager -
                                    R.H. Forschner Division                       1996
A. Clinton Allen            55      Director6                                     1993
Clarke H. Bailey            44      Director7                                     1997
Thomas A. Barron            47      Director                                      1983
Vincent D. Farrell, Jr.     52      Director8                                     1992
Keith R. Lively             47      Director9                                     1994
Robert S. Prather, Jr.      54      Director                              Aug.    1998
Eric M. Reynolds            46      Director                                      1994
John Spencer                69      Director10                                    1990
John V. Tunney              64      Director11                                    1992

1. Mr. Taggart is a member of the Company's Executive Committee, Management Committee and Foreign Exchange Committee.

2. Mr. Gilson is Chairman of the Board, Chairman of the Executive Committee and a member of the Nominating Committee.

3. Mr. Marx is Chairman of the Company's Management Committee and Nominating Committee and a member of the Company's Executive Committee and Foreign Exchange Committee.

4. Mr. Rawn is a member of the Company's Executive Committee, Management Committee and Nominating Committee.

5. Mr. Friedman is a member of the Company's Executive Committee, Audit Committee and Nominating Committee.

6. Mr.Allen is Chairman of the Company's Stock Option and Compensation Committee and a member of the Executive Committee.

7.   Mr. Bailey is a member of the Company's Executive Committee.

8. Mr. Farrell is Chairman of the Company's Audit Committee and a member of the Executive Committee and Foreign Exchange Committee.

9. Mr. Lively is a member of the Company's Stock Option and Compensation Committee.

10. Mr. Spencer is a member of the Company's Audit Committee and Stock Option and Compensation Committee.

11. Mr. Tunney is a member of the Company's Stock Option and Compensation Committee.

Biographical Information
------------------------

     J. Merrick Taggart, President, Chief Executive Officer and Director of the Company, was elected Chief Executive Officer on February 18, 1999 and President on December 13, 1995. From 1993 to November 1995 Mr. Taggart was President of Duofold, Inc, a sports apparel company, and Pringle of Scotland U.S.A., an apparel company. From 1990 to November 1992 Mr. Taggart was President of O'Brien International, a manufacturer and marketer of water sports equipment. Prior to that Mr. Taggart was Senior Vice President of Product Development for the Timberland Company, a footwear and apparel company. Mr. Taggart is also a director of SWWT, Inc.("SWWT"), a holding company formerly in the business of manufacturing and marketing portable water filtration systems.

     Peter W.  Gilson,  Chairman  of the Board  and  Chairman  of the  Executive
Committee and a Director of the Company, also served as President and Chief Executive Officer of Physician Support Systems, Inc., a company specializing in the management of physicians' health care practices, from 1991 through January 1998. From 1989 to the present, Mr. Gilson has also served as President and Chief Executive Officer of the Warrington Group, Inc., a manufacturer of safety products which was previously a division of The Timberland Company. From 1987 to 1988, Mr. Gilson served as Chief Operating Officer of The Timberland Company, a manufacturer of footwear and outdoor clothing. From 1978 to 1986, he served as President of the Gortex Fabrics Division of W.L. Gore Associates. Mr. Gilson is also Chairman of the Board and a director of SWWT and Glenayre Technologies, Inc. ("Glenayre Technologies"), a paging and messaging infrastructure technology firm.

     Louis Marx, Jr., Chairman of the Management Committee and a Director of the Company, has been associated with the Company for over 20 years and has played the key role in helping to guide its affairs during that entire period. Through discussions with the Chief Executive Officer of Victorinox Cutlery Company ("Victorinox"), the Company's principal supplier, he and Mr. Rawn were responsible for the Company obtaining exclusive U.S. distribution rights for Victorinox products and later, together with Mr. Rawn, he negotiated the expansion of the Company's distribution rights to include Canada, Bermuda and the Caribbean and also obtained for the Company exclusive distribution rights to the Victorinox Watch. In a prior year he and Mr. Rawn played an important part in negotiating, on behalf of the Company, the settlement of potentially expensive litigation, and more recently, Mr. Marx has played an active role in the Company's investment policy and, together with the Company's advisors, has successfully managed the Company's currency hedging program. Mr. Marx has been a venture capital investor for more than thirty years. Mr. Marx, together with his close business associates, have been founders or substantial investors in such companies as Pan Ocean Oil Corporation, Donaldson, Lufkin & Jenrette, Bridger Petroleum Corporation Ltd., Questor Corporation, Environmental Testing and Certification Corporation, Garnet Resources Corporation, The Prospect Group, Inc. and Noel Group, Inc. ("Noel"), a publicly held company which prior to its adoption in 1996 of a Plan of Complete Liquidation and Dissolution, conducted its principal operations through small and medium sized operating companies in which it holds controlling interests. Mr. Marx served as a director of The Prospect Group, Inc., a company which, prior to its adoption in 1990 of a Plan of Complete Liquidation and Dissolution, conducted its major operations through subsidiaries acquired in leveraged buyout transactions ("Prospect"), from February 1986, and as Chairman of Prospect's Asset Committee from October 1988, until January 1990. Mr. Marx serves as a trustee of the New York University Medical Center and Middlebury College and as Chairman of the Madison Avenue Fund for Children. Mr. Marx is also Co-Chairman and a director of Hudson River Capital LLC, a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments ("Hudson River"), a Co-Chairman, director and consultant of Victory Ventures LLC, a private equity firm specializing in small market venture capital investments ("Victory Ventures"), and the Chairman, President and controlling stockholder of Brae Capital Corporation, a venture capital firm. He is President and a director of Victorinox-Swiss Army Knife Foundation, a non-profit corporation formed by the Company for charitable purposes including the improvement of the welfare of underprivileged children.

     Stanley R. Rawn, Jr., Senior Managing Director and a Director of the Company, actively participates with Messrs. Marx and Taggart in furthering the relationship between the Company and Victorinox as well as in coordinating management strategies. He has also played an important part in obtaining and expanding the Company's exclusive distribution rights covering Victorinox products. Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company from November, 1985 until the merger of that company in May, 1992. Mr. Rawn is also the Chief Executive Officer and a director of Noel; a director of Hudson River, Victory Ventures, Career Blazers, Inc., a temporary help corporation, and Victorinox - Swiss Army Knife Foundation; and a Trustee of the California Institute of Technology.

     Herbert M. Friedman, has served as Vice President and General Counsel of the Company since May 1998 and is also a Director of the Company. Mr. Friedman was partner in the law firm of Zimet, Haines, Friedman & Kaplan until April 1998, where he had been a member since 1967. Mr. Friedman is also a director of Noel, Hudson River, Victory Ventures, Connectivity Technologies, Victorinox - Swiss Army Knife Foundation and Carlyle Industries, Inc.

     Harry R. Thompson, Managing Director of the Company was appointed Managing Director in December 1994. From 1987 to 1995, Mr. Thompson was president of The Strategy Group, a business and marketing consulting firm. Mr. Thompson had previously served as a director of the Company from June 1987 to June 1991, and as Chairman of the Company's Board of Directors from January 1990 to October 1990 and served in senior executive capacities with the Interpublic Group of Companies, Inc., a leading marketing and communications organization. Mr. Thompson currently serves as a director of Amnex, Inc., a telecommunications company, and Schwin/GT Corp. a designer, marketer and manufacturer of bicycle equipment.

     Thomas M. Lupinski, Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, has been a Senior Vice President of the Company for more than five years. Prior to joining the Company, Mr. Lupinski was Finance Manager for the Revlon Health Care Group from 1982 to 1986 and was with Arthur Andersen & Co., from 1976 through 1982.

     Michael J. Belleveau, Senior Vice President and Group Division Head, has been a Vice President of for more than five years and was promoted to Senior Vice President and Group Division Head in 1998. Mr. Belleveau has served the Company in various positions since 1991. Prior to that Mr. Belleveau was a regional sales manager for Cartier, Inc., a manufacturer and marketer of watches and luxury goods.

     A. Jeffrey Turner, Senior Vice President- Marketing and Product Development was elected to the office of Senior Vice President - Marketing and Product Development in November 1998. Mr. Turner had served as Vice President of Marketing for the company from March 1997. From 1995 through 1997, Mr. Turner was Executive Vice President of Silhouette Optical Limited and from 1991 through 1995 he was General Manager/Eyewear Division of Nikon, Inc.

     James R. Cary, Vice President - Operations, was elected to the office of Vice President of Operations in November 1998. Mr. Cary had served as Director of Sales Administration for the Company from May 1996 through November 1998. From 1994 through 1996, Mr. Cary served as Vice President of Sales Administration for Duofold, Inc. From May 1994 through September 1994, Mr. Cary was an independent consultant and from 1991 through 1994 he was a General Manager with Johnson Camping.

     Marc A. Gold, Vice President and Controller, was elected to the office of Vice President and Controller in November 1998. Mr. Gold has served the Company as Controller from February 1997. Prior to that Mr. Gold was with Arthur Andersen LLP from 1987 to January 1997 and served as an Audit Manager.

     Jerald J. Rinder, Vice President and General Manager - Retail Division, was elected to the office of Vice President in February, 1996. From 1994 through 1995 Mr. Rinder was Executive Vice President of Pringle of Scotland USA, an
apparel company. From 1993 to 1994 Mr. Rinder was Vice President - Sales/Marketing of Walkover Shoe Co. and from 1991 through 1993 was Vice President - Sales of Stride Rite Corp.

     Douglas M. Rumbough, Vice President and General Manager - Corporate Markets Division, was elected to the office of Vice President in 1992. Mr. Rumbough has served the Company in various positions since 1981.

     Robert L. Topazio, Vice President and General Manager - R.H. Forschner Division, was elected to the office of Vice President in February 1996. Mr. Topazio has served the Company in various positions since September 1992. From 1991 to 1993 Mr. Topazio was Vice President of Cuisine de France, Ltd., a marketer of consumer cutlery which was purchased by the Company in 1992. Prior to that Mr. Topazio was National Sales Manager for J.A. Henckels.

     A. Clinton Allen, a Director of the Company, is Chairman of A. C. Allen & Co., a Massachusetts based consulting firm. Mr. Allen also serves as Vice Chairman and a director of Psychemedics Corporation, a company that provides testing services for the detection of abused substances through an analysis of hair samples, Dewolfe Companies, Inc., a real estate company, Response U.S.A., a company in the home alarm business, DCRI, a temporary staffing company, Image Guided Technologies, a manufacturer of surgical equipment, and The Legal Club of America, a company which provides legal services.

     Clarke H. Bailey was elected a director of the Company in January 1997. He served as Chief Executive Officer and a director of Glenayre Technologies from December 1990 until March 1994 and as its Vice Chairman of the Board from November 1992 to July 1996. In March 1994, Mr. Bailey was named Chairman of the Executive Committee of the Board of Glenayre Technologies, and he relinquished the title of Chief Executive Officer and served as Chairman of the Executive Committee until September 1998. Since February 1995, Mr. Bailey has served as Co-Chairman of the Board and a director of Hudson River. He is also currently Chairman, Chief Executive Officer and Director of National Fulfillment, Inc., a provider of integrated marketing services, Chairman of the Executive Committee and a director of Connectivity Technologies, Inc., an acquisition company with interests in the wire and cable industry, a director of Iron Mountain Incorporated, and as a director of SWWT. He served as Chairman, Chief Executive Officer and a director of Arcus Group Inc., the leading national provider of secure off-site computer data storage and related disaster recovery services as well as information technology staffing solutions, from February 1995 to January 1998.

     Thomas A. Barron, a Director of the Company, is an author and has been Chairman of Evergreen Management Corp., a private investment firm since January, 1990. From November, 1983 through November 1989, Mr. Barron was President and Chief Operating Officer and a director of Prospect. From 1988 through January, 1990, Mr. Barron served as Chairman of the Board of the Company. Mr. Barron also serves as a director of SWWT. Mr. Barron has served as a Trustee of Princeton University.

     Vincent D. Farrell, Jr., a Director of the Company, has been a Managing Director of the investment management firm of Spears, Benzak, Salomon & Farrell, Inc., ("Spears, Benzak") since 1982. Mr. Farrell is also a director of HealthPlan Services Corporation, a provider of marketing and administrative services for health and benefit programs.

     Keith R. Lively, a Director of the Company is a private investor. From January 1995 through December, 1995, he was a consultant to the Company. From 1988 through September 1994, Mr. Lively was the President, Chief Executive Officer and a Director of The Famous Amos Chocolate Chip Cookie Corporation. From September 1992 through September 1994, Mr. Lively was also Senior Vice President, a member of the Executive Committee and a Director of President Baking Company, which purchased The Famous Amos Chocolate Cookie Corporation in September 1992.

     Robert S. Prather, Jr., a Director of the Company, has served as President and Chief Executive Officer of Bull Run Corporation, since 1990. Mr. Prather also serves as a director of Gray Communications, Inc., a company in the television broadcasting business, Host Communications, Inc., a company in the collegiate marketing and publishing ventures, Morgan Group, Inc., and Victory Ventures, LLC.

     Eric M. Reynolds, a Director of the Company, is a private investor and was President, Chief Executive Officer and a director of SWWT, from January 1993 to February 1998. Previously, from 1987 through 1990, Mr. Reynolds served as a marketing consultant to various companies including W.L. Gore & Associates and Marmot Mountain Works, Ltd., a company founded by Mr. Reynolds in 1974 that is in the business of designing, manufacturing and marketing mountaineering, backpacking and ski outerwear products.

     John Spencer, a Director of the Company, held the African Studies Professorship at Middlebury College where was a member of the faculty from 1974 to 1998. He also served as Dean of Middlebury College and Chairman of its History Department. Dr. Spencer is co-Vice-Chairman of the Africa American Institute, and a Trustee of the Cape of Good Hope Foundation, the Institute of Current World Affairs and Middlebury College and a director of Victorinox - Swiss Army Knife Foundation.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Forms 5 were required for those persons, the Company believes that, except for a purchase transaction effected by Mr. A. Clinton Allen in 1998 and a purchase transaction effected by Mr. John V. Tunney in 1998, neither of which have been reported to date, all filing requirements applicable to the Company's officers, directors, and greater than ten-percent beneficial owners were compiled with during the year ended December 31, 1998.

Item 11.Executive Compensation
------------------------------

                           Summary Compensation Table
                           --------------------------

     The Summary Compensation Table below sets forth individual compensation information of the President and the four other most highly paid executive officers of the Company for services rendered in all capacities during the fiscal years ended December 31, 1998, 1997 and 1996.


                                     Annual Compensation             Long-Term Compensation
                                                                     Awards            Payouts
(a)                      (b)       (c)       (d)         (e)        (f)          (g)          (h)         (i)

                                                          Other
                                                          Annual     Restricted                            All Other
Name and                                                  Compen-      Stock      Options/      LTIP       Compen-
Principal Position        Year      Salary    Bonus       sation       Award        SARS       Payouts      sation
------------------        ----     --------   ------     --------    ----------   ---------    -------     ---------
J. Merrick Taggart        1998     $300,000   $30,000        -         26,250(1    70,000         -         $5,000(2
President and Chief       1997     $300,000       -          -            -           -           -         $4,750(3
Executive Officer         1996     $250,000   $40,000    $50,809(4        -        40,000         -         $3,353(5
Peter W. Gilson           1998     $210,000       -          -            -        25,000         -            -
Chairman of the Board     1997     $210,000       -          -            -           -           -            -
                          1996     $200,000       -          -            -        20,000         -            -
Harry R. Thompson         1998     $210,000    $8,000        -            -           -           -         $4,200(6
Managing Director         1997     $210,000       -          -            -           -           -         $2,410(7
                          1996     $200,000   $20,000        -            -        25,000         -         $2,392(8
Michael J. Belleveau      1998     $176,667   $12,000        -         21,875(9    30,000         -         $3,600(10
Senior Vice President and 1997     $160,000       -          -            -           -           -         $3,145(11
Group Division Head       1996     $150,000   $17,500        -            -        10,000         -         $2,740(12
Jerald J. Rinder          1998     $170,000   $27,000        -         21,875(13   30,000         -         $3,400(14
Vice President - Retail   1997     $170,000   $15,000    $103,737(15      -           -           -         $2,779(16
Division                  1996     $153,546   $25,000     $44,797(17      -        10,000         -            -

     1 Consists of the dollar value of a restricted stock grant of 3,000 shares to Mr. Taggart. The dollar value of the award was calculated based upon the value of the stock on the date (September 16, 1998) of the grant. The restricted stock vests in four equal installments over three years starting with the grant date.

     2 Consists of $5,000 contributed by the Company to Mr. Taggart's account under the Company's 401K savings plan.

     3 Consists of $4,750 contributed by the Company to Mr. Taggart's account under the Company's 401K savings plan.

     4 Includes relocation benefits of $45,109.

     5 Consists of $3,353 contributed by the Company to Mr. Taggart's account under the Company's 401K savings plan.

     6 Consists of $4,200 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plan.

     7 Consists of $2,410 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plan.

     8 Consists of $2,392 contributed by the Company to Mr. Thompson's account under the Company's 401K savings plan.

     9 Consists of the dollar value of a restricted stock grant of 2,500 shares to Mr. Belleveau. The dollar value of the award was calculated based upon the value of the stock on the date (September 16, 1998) of the grant. The restricted stock vests in four equal installments over three years starting with the grant date.

     10 Consists of $3,600 contributed by the Company to Mr. Belleveau's account under the Company's 401K savings plan.

     11 Consists of $3,145 contributed by the Company to Mr. Belleveau's account under the Company's 401K savings plan.

     12 Consists of $2,740 contributed by the Company to Mr. Belleveau's account under the Company's 401K savings plan.

     13 Consists of the dollar value of a restricted stock grant of 2,500 shares to Mr. Rinder. The dollar value of the award was calculated based upon the value of the stock on the date (September 16, 1998) of the grant. The restricted stock vests in four equal installments over three years starting with the grant date.

     14 Consists of $3,400 contributed by the Company to Mr. Rinder's account under the Company's 401K savings.

     15 Includes relocation benefits of $102,297.

     16 Consists of $2,779 contributed by the Company to Mr. Rinder's account under the Company's 401K savings.

     17 Includes relocation benefits of $40,693.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

     The following table sets forth, for each of the executive officers named in the Summary Compensation Table information regarding individual grants of options made in the last fiscal year, and their potential realizable values.

                                                                           Potential Realizable
                                                                           Value at Assumed
                                                                           Annual Rates of Stock
                                                                           Price Appreciation for
 Individual Grants                                                         Option Term
 -----------------                                                         ------------------------

(a)                   (b)       (c)                 (d)           (e)            (f)         (g)

                                    % of Total
                                 Options Granted     Exercise or
                       Options   To Employees in     Base Price    Expiration
Name                   Granted     Fiscal Year        ($/Sh)           Date       5% ($)      10% ($)
----                   -------   ---------------     -----------   ----------    --------    --------

J. Merrick Taggart      70,000        12.6%             $8.75       9/16/2008    $385,198     $976,167
Peter W. Gilson         25,000         4.5%             10.125      11/12/2008     N/A          N/A
Harry R. Thompson         N/A          N/A               N/A           N/A       $159,185     $403,416
Michael J. Belleveau    30,000         5.4%              8.75       9/16/2008    $165,085     $418,357
Jerald J. Rinder        30,000         5.4%              8.75       9/16/2008    $165,085     $418,357


                    Option Exercises and Year-End Value Table
                    -----------------------------------------

     The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to each of the executive officers named in the summary Compensation Table.

Aggregated Options Exercises in Last Fiscal year, and FY End Option/SAR Value
------------------------------------------------------------------------------

(a)                  (b)                     (c)                (d)               (e)

                                                                                    Value of
                                                                   Number of       Unexercised
                                                                  Unexercised      In-the-Money
                                                                  Options/SARs    Options/SARs at
                                                                   at FY-End #        FY-End($)

                      Shares Acquired on        Value            Exercisable/       Exercisable/
Name                     Exercise (#)         Realized ($)      Unexercisable      Unexercisable
----                  ------------------      ------------      --------------     -------------

J. Merrick Taggart            -                     -            144,500/62,500   $15,313/$45,938
Peter W. Gilson               -                     -            170,250/23,750         -/-
Harry R. Thompson           8,250               $42,281           43,750/6,250          -/-
Michael J. Belleveau        1,250               $ 4,844           35,000/25,000     6,563/19,688
Jerald J. Rinder              -                     -             15,000/62,500     6,563/19,688

                            Compensation of Directors
                            -------------------------

     The Company compensates those of its directors who are not employees of the Company in the amount of $10,000 annually plus $1,000 for attendance at each meeting of the Board of Directors. The Chairmen of the Audit Committee and the Stock Option and Compensation Committee of the Board of Directors are each paid an additional annual fee of $10,000 in recognition of the additional responsibilities and time commitments associated with such positions.

     In addition, the Company has purchased split dollar life insurance policies in respect of each of Messrs. Louis Marx, Jr. and Stanley R. Rawn, Jr. See "Certain Transactions".

                                  Pension Plan
                                  ------------

     Each employee of the Company at least twenty years of age becomes eligible to participate in the Company's Pension Trust (the "Pension Trust") after completing two Years of Credited Service (as defined in the Pension Trust). Monthly benefits at Normal Retirement Age, age sixty-five, are computed as follows: Average Monthly Compensation (as defined below) multiplied by 0.65% plus Average Monthly Compensation in excess of Social Security Covered Compensation (as defined below) multiplied by 0.65%, such sum multiplied by Years of Credited Service, not to exceed 35 years. Accrued benefits under the prior formula used by the Company's Pension Trust are grandfathered as of December 31, 1993 for Non-Highly Compensated Employees and as of December 31, 1988 for Highly Compensated Employees.

     "Average Monthly Compensation" is defined as one-twelfth of the highest five consecutive years of total compensation. Social Security Covered Compensation is defined as the average of the Taxable Wage Base over the 35-year period ending with the year of the Social Security Normal Retirement (ages 65 - 67, depending on year of birth).

     Participants will receive reduced benefits on a life annuity basis with continuation of benefits to their spouses after death unless an optional form of benefit is selected. Pre-retirement death benefit coverage is also provided. A participant is 100% vested in his accrued benefits, as defined in the Pension Trust, upon such accrual. The Years of Credited Service as of December 31, 1998 of each of the individuals named in the Cash Compensation table herein are as follows:

         J. Merrick Taggart                                     3 years
         Peter W. Gilson                                        3 years
         Harry R. Thompson                                      3 years
         Michael J. Belleveau                                   7 years
         Jerald J. Rinder                                       3 years



     The following table shows annual pension benefits under the Pension Trust assuming retirement at age sixty-five in 1998, payable as a life annuity, in various remuneration and years of employment classifications. Note that the maximum allowable compensation for years beginning in 1994 is $150,000, so remuneration in excess of that amount is not shown. Some grandfathering of benefits earned at higher compensation levels is provided.

                  Pension Benefits for 1998 Retirees at Age 65
                  --------------------------------------------

                                Years of Service
                                ----------------

Remuneration       15         20          25          30           35
------------       --         --          --          --           --

$50,000       $  6,529    $  8,705     $10,881     $13,057      $15,233
 75,000         11,404      15,205      19,006      22,807       26,608
100,000         16,279      21,705      27,131      32,557       37,983
125,000         21,154      28,205      35,256      42,307       49,358
150,000         26,029      34,705      43,381      52,057       60,733



           Compensation Committee Interlocks and Insider Participation
           -----------------------------------------------------------

     In 1998, the Compensation Committee was comprised of A. Clinton Allen, Keith R. Lively, John V. Tunney and John Spencer. None of these individuals is an officer or employee of the Company or any of its subsidiaries.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

     The following table sets forth information regarding beneficial ownership of the Common Stock on March 19, 1999, by each person or group known by the Company to own beneficially 5% or more of the outstanding Common Stock. Except as otherwise noted, each person listed below has sole voting and investment power with respect to the shares listed next to his or its name.


                                  Number of
Name of Beneficial Owner           Shares               Percent owned(1
------------------------          ---------             ---------------

Louis Marx, Jr.
667 Madison Avenue
New York, NY  10021               3,141,922(2                 37.6%

Brae Group, Inc.
15710 John F. Kennedy Blvd.
Houston, TX  77032                3,117,900(3                 37.3%

Victorinox A.G.
CH-6438
Ibach-Schwyz
Switzerland                       2,152,700                   27.4%

David L. Babson & Co., Inc.
One Memorial Drive
Cambridge, MA 02142                 538,100(4                  6.9%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue
Santa Monica, CA 90401              480,724(5                  6.1%

     1Based on 7,851,510, shares of Common Stock outstanding, not including 1,006,708, shares held as Treasury stock. Treated as outstanding for the purposes of computing percentage ownership of each holder are 1,272,250 shares issuable to such holder upon exercise of options and warrants.

     2Consists of 19,730 shares held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,617,900 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

     3Includes 500,000 shares issuable upon the exercise of a stock option held by Brae Group, Inc.

     4According to a Schedule 13G dated February 1, 1999, consists of shares which David L. Babson & Co., Inc. beneficially owns by virtue of serving as investment advisor.

     5According to a Schedule 13G dated February 12, 1999, consists of shares as to which Dimensional Fund Advisors, Inc. shares power of disposition by virtue of serving as investment advisor to its clients.

     The following table sets forth certain information concerning the beneficial ownership of Common Stock on March 19, 1999, by each Director, each officer named in the Summary Compensation Table herein and by all Directors and officers of the Company as a group.

                                     Number of
Name                                  Shares            Percent of Class 1
----                                 ---------          ------------------

J. Merrick Taggart                   148,250 2                 1.9%
Harry R. Thompson                     43,750 3                  *
Michael J. Belleveau                  35,725 4                  *
Jerald J. Rinder                      15,625 5                  *
A. Clinton Allen                      36,000 6                  *
Clarke H. Bailey                       9,250 7                  *
Thomas A. Barron                      85,000 8                 1.1%
Vincent D. Farrell, Jr.               40,000 9                  *
Herbert M. Friedman                   15,868 10                 *
Peter W. Gilson                      171,250 11                2.1%
Keith R. Lively                        1,000                    *
Louis Marx, Jr.                    3,141,922 12               37.6%
Robert S. Prather                     45,823                    *
Stanley R. Rawn, Jr.                 142,711 13                1.8
Eric M. Reynolds                      26,000 14                 *
John Spencer                           1,000                    *
John V. Tunney                         1,000                    *
All officers and directors         4,085,511 15               44.8%
  as a group (23 persons)
*Less than 1% of the Class.



     1Based on 7,851,510 shares of Common Stock outstanding, not including 1,006,708 shares held as Treasury Stock. Treated as outstanding for the purpose of computing the percentage ownership of each director and of all directors and officers as a group are 1,272,250 shares issuable to such individuals upon exercise of options and warrants.

     2Includes 97,000 shares of Common Stock issuable upon exercise of warrants held by Mr. Taggart and 47,500 shares of Common Stock issuable upon exercise of Options held by Mr. Taggart.

     3Consists of 43,750 shares of Common Stock issuable upon exercise of Options held by Mr. Thompson.

     4Consists of 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Belleveau.

     5Consists of 15,000 shares of Common Stock issuable upon exercise of Options held by Mr. Rinder.

     6Includes 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Allen.

     7Includes 6,250 shares of Common Stock issuable upon exercise of Options held by Mr. Bailey.

     8Includes 50,000 shares of Common Stock issuable upon exercise of Options held by Mr. Barron.

     9Includes 35,000 shares of Common Stock issuable upon exercise of Options held by Mr. Farrell. Excludes shares beneficially owned by Spears, Benzak, a general partnership in which Mr. Farrell has a 22% interest.

     10Includes 12,500 shares of Common Stock issuable upon exercise of Options held by Mr. Friedman.

     11Includes 170,250 shares of Common Stock issuable upon exercise of options held by Mr. Gilson.

     12Consists of 19,730 shares of Common Stock held directly by Mr. Marx, 4,292 shares held by a trust for the benefit of Mr. Marx, 2,617,900 shares held by Brae Group, Inc., which corporation Mr. Marx may be deemed to control, and 500,000 shares issuable upon exercise of options held by Brae Group, Inc.

     13Includes 100,000 shares of Common Stock issuable upon exercise of Options held by Mr. Rawn.

     14Includes 25,000 shares of Common Stock issuable upon exercise of Options held by Mr. Reynolds.

     15Includes 1,175,250 shares of Common Stock issuable to directors and officers upon exercise of Options and 97,000 shares of Common Stock issuable upon exercise of warrants.

Item 13.Certain Relationships and Related Transactions
------------------------------------------------------

     Messrs. Louis Marx, Jr., Chairman of the Company's Management Committee, and a Director of the Company, and Stanley R. Rawn Jr., Senior Managing Director and a Director of the Company, devoted considerable time and attention to the affairs of the Company during 1998. During 1998 Messrs. Marx and Rawn were principally compensated through split dollar insurance on their lives, a method which allows the Company to recover, without interest, all premiums paid on the death of the insured and which has substantially lower earnings impact over the years than would similar amounts paid as cash compensation. Specifically, the Company has purchased split dollar life insurance payable on the death of Mr. Marx, some of which is payable on the later to die of Mr. Marx and his wife, and split dollar life insurance payable on the death of Mr. Rawn. Under these arrangements the Company will pay approximately $3,200,000 over the course of the next 15 years as premiums under the policies for Mr. Marx and approximately $2,400,000 over the course of the next 11 years under the policy for Mr. Rawn (in each case including any amounts paid in the first fiscal quarter of 1999), and will be reimbursed, without interest, for all of the premiums that it has paid upon the death of the respective insured. The actual premiums to be paid may be higher than estimated depending upon the performance of the insurance company's investments and other factors. Pursuant to the terms of life insurance agreements entered into with each of Messrs. Marx and Rawn, the Company shall continue to be obligated to pay these premiums during the insured's employment with the Company and in the event of the termination of such employment for any reason, unless the insured willfully and materially breaches the terms of a consulting agreement between him and the Company and such breach continues for 30 days after written notice. Under the terms of such consulting agreements, each of Messrs. Marx and Rawn is to be engaged as a consultant immediately following the termination of his employment with the Company and, in such event, shall receive such compensation as shall be fair under the circumstances. Mr. Marx has been so engaged as a consultant to the Company since February 15, 1995, the date on which he ceased to serve as Chairman of the Company's Executive Committee. The consulting agreements may be terminated by the Company upon thirty days notice. In 1998, the Company paid an aggregate of $567,139 in premiums on the policies pertaining to Mr. Marx and $315,150 in premiums on the policy pertaining to Mr. Rawn. There will be an insignificant earnings impact in 1999 of the policies on Messrs. Marx's and Rawn's lives, and an increasingly positive impact on earnings in the later years.

     In July 1994, the Company entered into a Services Agreement with Brae Group, Inc. ("Brae") which beneficially owns 37.6% of the outstanding Common Stock and in which Louis Marx, Jr., a Director of the Company, has a controlling interest, and in which Victorinox Cutlery Company ("Victorinox"), a key supplier and beneficial owner of approximately 27.4% of the outstanding Common Stock, has a non-controlling stock interest. Under the Services Agreement, Brae is to provide various services to the Company for a period of four years relating to maintaining, enhancing and expanding the Company's relationship with Victorinox. In exchange for these services, Brae received an option to purchase 500,000 shares of the Company's Common Stock at the then current market price of $10.75 per share. The option is fully vested and can be exercised for ten years from the date of the Services Agreement.

     In 1998, the Company paid $234,000 for legal services rendered by the law firm of Zimet, Haines, Friedman & Kaplan, of which Mr. Herbert M. Friedman, Vice President-General Counsel and a Director of the Company, was a partner until April 30, 1998.

     Effective May 1, 1999, the Company entered into an agreement with Brae Capital Corporation ("Brae Capital"), an affiliate of Brae, whereby Brae Capital would supply the Company with legal services. The fees for these services are expected to be approximately $12,500 per month. The fees incurred for 1998 were approximately $103,000. This agreement can be terminated by either party upon thirty days written notice.

     Victorinox Cutlery Company owns approximately 27.4% of the outstanding Common Stock and is the supplier to the Company of Swiss Army Knives, SwissCards, SwissTools, the majority of its professional cutlery products and certain Victorinox watches. During the year ended December 31, 1998, the Company purchased Victorinox products in aggregate amount of approximately $31,400,000.

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

     The Victorinox-Swiss Army Knife Foundation is a tax-exempt private foundation, funded primarily by contributions from the Company and Victorinox. It was organized in December, 1992 for general charitable purposes, including the improvement of the welfare of underprivileged children (and others) through the encouragement of organized athletic activities, including those sports in which an underprivileged child would not ordinarily participate. Louis Marx, Jr., a director of the Company, is President and a director of the Foundation. Stanley R. Rawn, Jr., Senior Managing Director and a director of the Company, and Herbert M. Friedman and John Spencer, directors of the Company, are directors of the Foundation.

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

     Generally, there will be a small, negative impact on earnings in 1999, and an increasingly positive impact on earnings after 1999 as the cash surrender value of the insurance increases.

     If a director were to leave the Company prior to the time when the cash surrender value of the policy exceeds the aggregate premiums, and the Company received no further substantial benefit from his or her services, the obligation to pay future premiums would result in a charge to earnings at the time he or she left. The charge to earnings for 1998 with respect to directors who resigned from the Company in 1999 was insignificant.

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

                                     PART IV
                                     -------

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------

(a)       Documents filed as part of this report:
                                                                       Page(s)

(1)
          Financial Statements:

          Report of Independent Public Accountants                           F-1

          Consolidated Balance Sheets - December 31, 1998 and 1997    F-2 to F-3

          Consolidated Statements of Operations for the Years Ended
          December 31, 1998, 1997 and 1996                                   F-4

          Consolidated Statements of Stockholders' Equity and
          Comprehensive Income for the Years Ended December 31, 1998,
          1997 and 1996                                                      F-5

          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1998, 1997 and 1996                             F-6

          Notes to Consolidated Financial Statements                 F-7 to F-26
(2)
          Schedule --

          Schedule II -- Valuation and Qualifying Accounts for the
          Years Ended December 31, 1998, 1997 and 1996                      F-27


All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Swiss Army Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Swiss Army Brands, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Army Brands, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

Stamford, Connecticut
February 10, 1999


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                December 31,

                                                             1998          1997

Current assets
   Cash and cash equivalents                                $1,309       $1,078

   Accounts receivable, less
    allowance for doubtful accounts
    of  $975 for both periods                               31,321       28,224

   Inventories                                              28,890       27,438

   Deferred income taxes                                     2,205        3,519

   Prepaid and other                                         6,658        3,885
                                                            -------     -------
      Total current assets                                  70,383       64,144


Deferred income taxes                                        1,069        2,407

Property, plant and equipment, net                           3,735        3,751

Investments in preferred units                               7,164        8,793

Investments in common stock                                  2,303          369

Foreign distribution rights, net                             2,875        3,551

Other assets, net                                           12,875       11,036
                                                            -------      ------
Total assets                                              $100,404      $94,051
                                                          =========     =======


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                December 31,

                                                             1998          1997

Current liabilities

   Short-term debt                                         $5,140         $ -

   Accounts payable                                        12,439         8,478

   Accrued liabilities                                      8,227         9,865
                                                           -------        ------
 Total current liabilities                                 25,806        18,343
                                                           -------       -------

Commitments and contingencies (Note 14)

Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -
      2,000,000; no shares issued                             -             -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued - 8,858,218
      and 8,823,718, respectively                             885           882

   Additional paid-in capital                              46,472        46,186

   Accumulated other comprehensive income (loss)              177          (240)

   Retained earnings                                       35,456        33,993
                                                          -------        ------
                                                           82,990        80,821

   Less: Treasury stock; 958,108 and 614,108 shares,       (8,194)       (5,113)
              respectively

            Deferred compensation                            (198)          -
                                                          --------       -------
  Total stockholders' equity                               74,598        75,708
                                                          --------       -------
Total liabilities and stockholders' equity               $100,404       $94,051
                                                         =========      ========

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                   Year Ended December 31,
                                                1998        1997         1996
                                                ----        ----         ----

       Net sales                              $127,851    $118,744     $130,030
       Cost of sales                            77,869      76,020       89,194
                                              --------    --------     --------
       Gross profit                             49,982      42,724       40,836
       Selling, general, administrative
          expenses before special charges       49,005      49,639       43,679
       Special charges                             -           -          2,562
                                              --------    --------     --------
       Total selling, general and
          administrative expenses               49,005      49,639       46,241
                                              --------    --------     --------
       Operating income (loss)                     977      (6,915)      (5,405)
       Interest expense                           (133)        (40)        (147)
       Interest income                             188         155          120
       Gain (loss) on sale (write-down)
          of investments                         1,651         398       (2,382)
       Other income, net                           -             1          206
                                              --------    --------     --------
       Total interest and other income
          (expense), net                         1,706         514       (2,203)
                                              --------    --------     --------
       Income (loss) before income taxes         2,683      (6,401)      (7,608)

       Income tax provision (benefit)            1,220      (2,376)      (2,343)
                                              --------    --------     --------
       Net income (loss)                        $1,463     ($4,025)     ($5,265)
                                              ========    ========     ========
       Earnings per share:
          Basic                                  $0.18      ($0.49)      ($0.64)
                                              ========    ========     ========
          Diluted                                $0.18      ($0.49)      ($0.64)
                                              ========    ========     ========

       Weighted average number of shares
          outstanding:
          Basic                                  8,138       8,209        8,202
                                              ========    ========     ========
          Diluted                                8,236       8,209        8,202
                                              ========    ========     ========




     The accompanying notes to consolidated financial statements are an integral part of these statements.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (in thousands, except share data)

                                                                     Accumulated
                                   Common Stock       Additional        Other
                                  Par Value $.10       Paid-In      Comprehensive    Retained    Treasury    Comprehensive
                               Shares        Amount    Capital      Income (Loss)    Earnings      Stock      Income(Loss)

BALANCE
December 31, 1995             8,800,718      $880      $45,898           ($9)         $43,283      ($5,113)

Comprehensive Loss:
  Net loss                         -           -           -               -           (5,265)         -         ($5,265)
  Foreign currency
     translation adjustment        -           -           -            (104)             -            -            (104)
                                                                                                                  -------
Comprehensive Loss                                                                                               ($5,369)
                                                                                                                  =======
Stock options and
  warrants exercised             22,250         2          284             -              -            -
                              ---------      -----     --------         ------         -------      -------
BALANCE
December 31, 1996             8,822,968       882       46,182          (113)          38,018       (5,113)


Comprehensive Loss:
  Net loss                         -           -           -               -           (4,025)         -          (4,025)
  Foreign currency
     translation adjustment        -           -           -            (127)             -            -            (127)
                                                                                                                 ---------
Comprehensive Loss
Stock options exercised             750        -             4             -              -            -          (4,152)
                              ---------      -----     --------         ------         -------      -------      =========
BALANCE
December 31, 1997             8,823,718       882       46,186          (240)          33,993       (5,113)

Comprehensive Income:
  Net income                       -           -           -               -            1,463          -           1,463
  Unrealized gain on
     marketable securities         -           -           -             603              -            -             603
  Foreign currency
     translation adjustment        -           -           -            (186)             -            -            (186)
                                                                                                                   ------
Comprehensive Income                                                                                               1,880
                                                                                                                   ======
Stock options exercised           9,500        -            70             -              -            -
Stock grant                      25,000         3          216             -              -            -
Repurchase of common
 stock                             -           -           -               -              -         (3,081)
                             ----------     ------     --------         ------         --------     --------
BALANCE
December 31, 1998             8,858,218    $  885      $46,472         $ 177          $35,456      ($8,194)
                             ==========     ======     ========         ======         ========     ========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                 1998         1997         1996
                                                 ----         ----         ----

Cash flows from operating activities:
   Net income (loss)                           $1,463      ($4,025)     ($5,265)
   Adjustments to reconcile net income
   (loss) to cash provided from
   operating activities:
      Depreciation and amortization             2,834        2,709        4,035
      Stock compensation expense                   21          -            -
      Deferred income taxes                     2,652       (1,034)      (1,725)
      (Gain) loss on (sale) write-down of
      investments                              (1,651)        (398)       2,382
                                              -------        ------      -------
                                                5,319       (2,748)        (573)

Changes in other current assets and liabilities:
   Accounts receivable                         (3,167)       4,745       (1,091)
   Inventories                                 (1,433)       2,204        6,966
   Prepaid and other                           (2,814)        (967)        (270)
   Accounts payable                             3,937       (2,462)       4,509
   Accrued liabilities                         (1,661)       1,880       (1,937)
                                              -------        ------       ------
    Net cash provided from operating activities   181        2,652        7,604

Cash flows from investing activities:
   Capital expenditures                        (1,302)      (1,056)      (1,462)
   Additions to other assets                   (2,701)      (3,070)      (3,021)
   Investment in preferred units                  -            -         (2,000)
   Proceeds from sales of investments           1,949          550           60
                                               -------       ------      -------
   Net cash used for investing activities      (2,054)      (3,576)      (6,423)
                                               -------       ------      -------

Cash flows from financing activities:
   Borrowings under bank agreements            32,914        1,930       10,246
   Repayments under bank agreements           (27,774)      (1,930)     (10,246)
   Repurchase of common stock                  (3,081)         -            -
   Proceeds from exercise of stock options
    and warrants                                   70            4          286
                                               -------       ------     --------
   Net cash provided from financing activities  2,129            4          286
                                               -------       ------     --------

 Effect of exchange rate changes on cash          (25)         (69)          (9)
 Net increase (decrease) in cash and cash
    equivalents                                   231         (989)       1,458
   Cash and cash equivalents, beginning
    of period                                   1,078        2,067          609
                                               -------      -------     --------
   Cash and cash equivalents, end of period   $ 1,309      $ 1,078        2,067
                                               =======      =======     ========

Cash paid during the period:
   Interest                                  $    102        $  34        $ 147
                                               =======      =======     ========
   Income taxes                              $  1,752        $ 321        $ 233
                                               =======      =======     ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      NATURE OF BUSINESS
     Swiss Army Brands, Inc. ("Swiss Army" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox SwissTool, Victorinox SwissCard, Victorinox Cutlery and Victorinox Watches. Swiss Army also markets its own line of Swiss Army Brand Watches, Sunglasses and other high quality Swiss made products under its Swiss Army Brand worldwide. Swiss Army has only one business segment - the importation and distribution of cutlery, knives, multi-tools, watches and other consumer products. No customer accounted for greater than 10% of net sales in the three years ended December 31,1998.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              Principles of consolidation
              ---------------------------
     The consolidated  financial  statements include the accounts of the Company
     and  its   wholly-owned   subsidiaries.   All   significant   inter-company
     transactions have been eliminated.

              Revenue recognition
              -------------------
     The Company recognizes revenue upon shipment of product. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances.

              Use of estimates
              ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Foreign currency translation and transactions
              ---------------------------------------------
     Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in the foreign currency translation adjustment component of stockholders' equity, while gains and losses resulting from foreign currency transactions are included in net income (loss).

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

              Cash and cash equivalents
              -------------------------
     Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less. Investments with maturities between three and twelve months are considered short-term investments.

              Inventories
              -----------
     Domestic inventories are valued at the lower of cost determined by the last-in, first-out (LIFO) method or market. Had the first-in, first-out
     (FIFO) method been used to value domestic inventories as of December 31, 1998 and 1997, the balance at which inventories are stated would have been $3,076,000 and $2,993,000 higher, respectively. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories primarily consist of finished goods and packaging materials.

              Property, plant and equipment
              -----------------------------
     Property, plant and equipment are stated at cost. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment are comprised of the following:

                                                              December 31,
                                                         1998           1997
                                                            (in thousands)
                                                         -------------------


               Leasehold improvements                    $1,115         $1,090
               Equipment                                  5,966          7,945
               Furniture and fixtures                     1,290          1,923
                                                         ------         ------
                                                          8,371         10,958
               Accumulated depreciation                  (4,636)        (7,207)
                                                         ------         ------
                                                         $3,735         $3,751
                                                         ======         ======

     Depreciation is computed principally by use of the straight-line method based on the following estimated useful lives:

                                                                      Years
                                                                      -----

                           Equipment                                 3 to 10
                           Furniture and fixtures                    3 to 10


     The provision for amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the assets or terms of the leases, whichever is shorter. For the years ended December 31, 1998, 1997, and 1996, depreciation and amortization expense of property, plant and equipment was approximately $1,300,000, $1,260,000 and $1,599,000, respectively.

              Long-lived assets
              -----------------
     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996, and this accounting standard did not have a material effect on the Company's financial position or results of operations. The Company continually reviews the recoverability of the carrying value of these assets using the provisions of SFAS No. 121.

              Investments
              -----------
     Investments in preferred units are accounted for at cost, subject to review for impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

     Investments in common stock of companies in which the Company owns less than 20% are accounted for at fair value, subject to review for permanent impairment. Changes between cost and fair value are reflected as a component of stockholders' equity. Any write-down of the cost due to impairment is reflected in income.

              Earnings per share
              ------------------
     In 1997, the Company adopted SFAS No. 128, "Earnings per Share", and the Company's reported earnings per share were restated. There was no effect on diluted earnings per share in the two years ended December 31, 1997 and 1996.

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

              Stock-based compensation
              ------------------------
     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. As permitted under the provisions of SFAS No. 123, the Company has not changed its method of accounting for stock-based compensation; however, SFAS No. 123 requires additional footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost. See Note 13 for the additional footnote disclosures required by SFAS No. 123.

               Income taxes
               ------------
     The Company follows SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the provision for income taxes, as determined using the liability method, includes deferred taxes resulting from temporary differences in income for financial and tax purposes. Such temporary differences primarily result from differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

              Recent Accounting Pronouncements
              --------------------------------
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting and reporting standards for derivatives and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt this statement effective January 1, 2000. The Company is currently evaluating the impact of SFAS No. 133 on the Company's financial position and results of operations.

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

     In 1996, the Company recorded  special charges of approximately  $9,887,000
     related  to  an  extensive   analysis  of  the  Company's   operations  and
     non-strategic assets. The special charges consisted of:

                                                          (in thousands)

             Write-off of inventory                          $4,932 (A)
             Selling, general and administrative charges      2,562 (B)
             Write-down of investments                        2,393 (C)
                                                             ------
                                                             $9,887
                                                             ======

     (A) Represents the write-off of discontinued inventory, including certain cutlery products sold by Cuisine de France Limited ("CDF").

     (B) Consists of an $870,000 write-off of goodwill and other assets related to CDF, a $1,151,000 write-off for obsolete displays and a $541,000 write-off of other assets.

     (C) Consists of a $1,593,000 write-down of the Company's common stock investment in SWWT, Inc., and an $800,000 write-off of the Company's investment in a privately held affiliated start-up entity ( see Note 6).

(4)      PRINCIPAL SUPPLIERS

     Swiss Army imports for resale all of its Swiss Army Knives, SwissTools, SwissCards and most of its other cutlery products from a principal supplier, Victorinox Cutlery Company ("Victorinox"), a Swiss company. Effective December 12, 1998, Swiss Army renewed a five-year agreement with Victorinox which appoints Swiss Army as exclusive distributor of Victorinox Original Swiss Army Knives, Victorinox SwissTools, Victorinox SwissCards and Victorinox Cutlery, and which gives Swiss Army exclusive rights to use Victorinox trademarks and trade names in the United States with respect to those products. The agreement is subject to renewal at five year intervals at the Company's option and remains in effect as long as Swiss Army continues to purchase quantities of Swiss Army Knives and cutlery (based on the Swiss franc purchase price) at least equal to 85% of the maximum amount of purchases of each in any preceding year . In 1995, Victorinox agreed to reduce the 1996 minimum purchase requirements on knives to 75% of the maximum amount of purchases in any preceding year. In 1996, Victorinox agreed to reduce the 1997 minimum purchase requirements on knives to 65% of the maximum amount of purchases in any preceding year. The Company purchased the required minimums in 1997 and 1996. In 1998, Victorinox agreed to reduce the minimum for 1998 to a purchase plan of approximately $31,400,000. The Company met this requirement in 1998. Pursuant to this agreement, Swiss Army must obtain Victorinox's permission to sell new cutlery items. All of the Swiss Army Knives and certain of the cutlery items that Swiss Army sells in Canada and the Caribbean also are supplied by Victorinox.

     Foreign distribution rights with Victorinox are comprised of the following:

                                               December 31,         Amortization
                                            1998         1997          Period
                                            -----------------       ------------
                                              (in thousands)

        Canadian distribution
           rights (A)                    $3,483      $3,483           10 years
        Caribbean and Victorinox Watch
           distribution rights (B)        3,261       3,261           10 years
                                         -------     -------
                                          6,744       6,744
        Accumulated amortization         (3,869)     (3,193)
                                         -------     -------
                                         $2,875      $3,551
                                         =======     =======


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

     Although approximately 68%, or $16,800,000, of total payments for watches and watch parts in 1998 were made to a single watch supplier, which is responsible for the final assembly of watch components manufactured by several manufacturers, the Company believes that alternate watch suppliers would be available, if necessary. Furthermore, the Company believes that the loss of this supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

(5)      RELATED PARTY TRANSACTIONS

     One of Swiss Army's directors was a partner in a law firm, which provided legal services to the Company. For the years ended December 31, 1998, 1997 and 1996, Swiss Army incurred fees of $174,000, $629,000 and $598,000, respectively, relating to these services.

     Four of Swiss Army's directors serve as directors of Hudson River Capital LLC, including two who serve as Co-Chairman. Four of Swiss Army's directors serve as directors of Victory Ventures LLC, including one who serves as Co-Chairman. Five of Swiss Army's directors serve as directors of SWWT, Inc. See Note 6 for further discussion.

     In July 1994, Swiss Army entered into a Services Agreement with Brae Group, Inc. ("Brae"), a company which is a stockholder of Swiss Army and in which a Swiss Army director and a principal supplier have a controlling and non-controlling stock interest, respectively. Under the Services Agreement, Brae agreed to provide various services to Swiss Army for a period of four years relating to maintaining, enhancing and expanding Swiss Army's relationship with the Company's principal supplier. In exchange for these services, Brae received an option to purchase 500,000 shares of Swiss Army's common stock at the then current market price of $10.75 per share. The option vested immediately and can be exercised for 10 years from the date of the Services Agreement.

     On May 1, 1998, the Company entered into an agreement with an affiliated company whereby this company would supply Swiss Army with legal services. The fees for these services are expected to be approximately $12,500 per month. The fees incurred for 1998 were approximately $103,000. This agreement can be terminated by either party upon thirty days written notice.

        (6)   INVESTMENTS

              Investments consist of the following:

                                                          1998            1997
                                                              (in thousands)

               Preferred units of Hudson
                  River Capital LLC (A)                   $6,313        $7,907
               Preferred units of
                  Victory Ventures LLC (B)                   851           886
                                                           -----         -----
                  Total investments in preferred units    $7,164        $8,793
                                                           =====         =====

              Common stock of Iron Mountain, Inc. (C)     $2,273        $  -
              Common stock of Chaparral Resources, Inc. (D)   30           219
              Common stock of SWWT, Inc. (E)                 -             150
                                                           -----         -----
                 Total investments in common stock        $2,303           369
                                                           =====         =====


     (A) Hudson River Capital LLC ("Hudson River"), formerly known as Victory Capital LLC ("Victory"), is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. Hudson River currently has equity and other interests in several private and publicly traded companies. In 1994, Swiss Army invested a total of $7,002,990 paid in cash and in shares of stock of a publicly traded corporation, to acquire 700,299 shares of preferred stock of Forschner Enterprises, Inc. ("FEI"), the predecessor company to Victory. On March 1, 1996, FEI merged into Victory and the preferred stock of FEI was converted to preferred units of Victory. In May 1996, Swiss Army invested a total of $2,000,009 in Victory, acquiring 190,477 preferred units. In October 1996, Victory Capital LLC changed its name to Hudson River Capital LLC. In November 1996, Hudson River distributed to its members its ownership interest in Victory Ventures LLC ("Victory Ventures"). This event was non-taxable and resulted in no gain or loss to the Company. See (B) for further discussion of Victory Ventures. In January 1998, Hudson River distributed to the Company $1,613,000 in cash and authorized the distribution of 63,019 shares of common stock (as adjusted for a three to two stock split which occurred in July 1998), valued at $1,481,000, of Iron Mountain Incorporated ("Iron Mountain"). The Company received the common stock in June 1998. In the first quarter of 1998, the Company recognized a $1.5 million gain on the cash and common stock distribution which is included in gain on sale of investments in the accompanying financial statements. See (C) for further discussion. At December 31, 1998 and 1997, the Company owns 890,776 preferred units of Hudson River, which represents approximately 9.1% of the outstanding equity of Hudson River, respectively. The preferred units in Hudson River owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company is accounting for this investment on the cost basis, subject to review for permanent impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

     (B) Victory Ventures is a private equity firm specializing in small market venture capital investments. As a result of the distribution from Hudson River, the Company received 890,776 preferred units of Victory Ventures valued at $1.23 per unit. The Company owns 890,776 preferred units as of December 31, 1998 and 1997, which represent approximately 1.3% of the outstanding equity of Victory Ventures, respectively. In the third quarter of 1997, the Company received a cash distribution from Victory Ventures of $438,000, of which $286,000 was recorded as a gain and has been included in gain (loss) on sale (write-down) of investments. On December 3, 1997, Victory Ventures distributed to its members its investment in Chaparral Resources, Inc. ("Chaparral"). See (D) for further discussion. In November 1998, Victory distributed 3,053 shares of common stock of Micromuse, a publicly traded entity, and 4,178 shares of common stock of FaxSav, a publicly traded entity. The Company liquidated these investments in November 1998 and realized a gain of approximately $57,000 on these investments. The preferred units in Victory Ventures owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company is accounting for this investment on the cost basis, subject to review for permanent impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

     (C) Iron Mountain, a publicly traded company, is a full service provider of records management and related services. At December 31, 1998, the Company owns 63,019 shares of Iron Mountain stock valued at $30 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders' equity. In January 1999, the Company sold its entire investment in Iron Mountain and recorded a gain of approximately $400,000.

     (D) Chaparral, a publicly traded company, is an independent oil and gas exploration and production company. As a result of the distribution from Victory Ventures, at December 31, 1998, the Company owns 87,634 shares of common stock of Chaparral valued at $0.34 per share.

     (E) SWWT, Inc. ("SWWT") is a holding company formerly in the business of manufacturing and marketing portable water purification and filtration systems to the sporting goods, recreational, travel and tourist, emergency preparedness and military markets. In December 1996, the investment in SWWT was written down to $150,000, its estimated fair value, due to impairment in the value of the investment. This write-down of approximately $1,593,000 has been included in gain (loss) on sale (write-down) of investments. In December 31, 1998, the Company sold its entire investment in SWWT for approximately $244,000 and recorded a gain of $94,000.

     In 1995, the Company purchased 5,160 shares of common stock and an 8% convertible note in a privately held affiliated start-up entity for a total investment of $800,000. In 1996, the investment was fully written off due to the impairment in the value of the investment. The write-down of $800,000 has been included in gain (loss) on sale (write-down) of investments. During 1997, the Company recovered $112,000 related to this investment which is included in gain (loss) on sale (write-down) of investments.

(7)      OTHER ASSETS

              Other assets consist of the following :


                                                                  Amortization
                                          1998         1997          Period
                                          ----         ----       ------------
                                            (in thousands)

    Cash surrender value of
      life insurance (see Note 14)       $12,044      $9,804          N/A

    Other                                  2,808       2,455          1-5 years
                                          ------       -----
    Accumulated amortization              (1,977)     (1,223)
                                          ------       -----
                                         $12,875     $11,036
                                          ======      ======


     For the years ended December 31, 1998, 1997 and 1996, amortization expense was approximately $1,534,000, $1,449,000 and $2,436,000, respectively.

(8)      ACCRUED LIABILITIES

              Accrued liabilities consist of the following:


                                                        1998              1997
                                                             (in thousands)

                Sales, marketing and promotional       $3,106            $4,435
                Payroll related                         2,111             2,314
                Other                                   3,010             3,116
                                                       ------            ------
                                                       $8,227            $9,865
                                                       ======            ======


(9)      DEBT AGREEMENTS
     Swiss Army has a revolving  credit  agreement,  which  among other  things, states that the Company can borrow up to $10,000,000 for working capital purposes at one of three interest rate options available; (i) LIBOR plus 1.1%; (ii) Base Rate, as defined; or (iii) Cost of Funds rate, as defined. The line of credit is unsecured and contains certain financial covenants including, but not limited to, minimum tangible net worth, interest rate coverage, current ratio, and the continuation of the exclusive distributorship arrangement with Victorinox Cutlery Company. This agreement expires in June 1999. The Company is currently reviewing its options to establish a new credit agreement, and believes it can establish a new credit agreement at the appropriate date. As of December 31, 1998, the Company had $5,140,000 outstanding under the line of credit and is in compliance with the covenants contained in the agreement. The fair value of the amount outstanding under the line of credit approximates book value due to the short maturity of the debt.

 (10)    INCOME TAXES
     The income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996, consists of the following:

                                          Year Ended December 31,

                               1998                1997                1996
                                               (in thousands)
   Current
       Federal               ($1,662)            ($1,276)            ($1,140)
       Foreign                   -                  (280)                292
       State                     230                 214                 230
                              ------              ------              -------
       Total current          (1,432)             (1,342)               (618)
   Deferred
       Federal                 2,294                (700)             (1,332)
       State                     358                (334)               (393)
                              ------              -------              ------
       Total deferred          2,652              (1,034)             (1,725)
                              ------              -------              ------
   Provision (benefit) for
   income taxes               $1,220             ($2,376)            ($2,343)
                              ======              =======             =======



     The significant components of the deferred tax asset as of December 31, 1998 and 1997 are as follows:

                                                        1998            1997
                                                        ----            ----
                                                           (in thousands)

              Sales and marketing reserves              $888          $1,608
              Inventory related reserves                 843           1,400
              Depreciation and amortization              561             666
              Loss carryforwards                         411           1,622
              Accrued employee benefits                  363             471
              Other, net                                 208             159
                                                      ------          ------
                                                      $3,274          $5,926
                                                      ======          ======


     No valuation allowance has been recorded against the Company's deferred tax assets as the Company believes it is more likely than not that the Company will realize the deferred tax assets.

     A reconciliation of the income tax provision (benefit) calculated at the federal income tax statutory rate and the Company's effective income tax rate for 1998, 1997 and 1996 is as follows:



                                              1998          1997          1996
                                              ----          ----          ----

       Statutory federal income tax rate      34.0%        (34.0%)       (34.0%)
       State income taxes, net of
         federal income tax benefit            5.7          (0.8)         (4.1)
       Foreign taxes                           2.1          (4.0)          3.8
       Other                                   3.7           1.7           3.5
                                              -----         -----         -----
       Effective income tax rate              45.5%        (37.1%)       (30.8%)
                                              =====         =====         =====



(11)    COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components.

     Accumulated other comprehensive income (loss) activity for the three years ended December 31, 1998 is as follows:

                                  Foreign    Unrealized Gain   Accumulated Other
                                  Currency    On Marketable      Comprehensive
                                Translation    Securities        Income (Loss)
                                -----------  ---------------   -----------------
                                             (In thousands)
       January 1, 1996              ($9)            $ -                ($9)
       1996 Activity               (104)              -               (104)
                                   -----           -----              -----
       December 31, 1996           (113)              -               (113)
       1997 Activity               (127)              -               (127)
                                   -----           -----              -----
       December 31, 1997           (240)              -               (240)
       1998 Activity               (186)             603               417
                                   -----           -----              -----
       December 31, 1998          ($426)            $603              $177
                                   =====           =====              =====


     For comparative purposes, the financial statements for 1997 and 1996 have been reclassified to conform to the requirements of SFAS No. 130. The adoption of SFAS No. 130 had no impact on the Company's financial position or cash flows.

(12)     EMPLOYEE BENEFITS

     Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. Benefits are based on years of service and the employee's compensation during the five highest consecutive compensation years. Costs under the plan are accrued and funded on the basis of accepted actuarial methods. Total pension expense approximated $285,000, $336,000, and $232,000, for the years ended December 31, 1998,
     1997 and 1996, respectively. The net periodic pension cost of Swiss Army's pension plan in 1998, 1997 and 1996 includes the following components:


                                             1998           1997          1996
                                             ----           ----          ----
                                                       (in thousands)
         Service cost - benefits
           earned during the period          $286           $339          $240
         Interest cost on projected
           benefit obligation                 166            189           156
         Expected return on assets           (143)          (171)         (144)
         Amortization of net
           transition asset                   (14)           (14)          (14)
         Amortization of unrecognized
           prior service cost                 (13)           (13)          (13)
         Amortization of net loss               3              6             7
                                             -----           -----        -----
         Net periodic pension cost           $285           $336          $232
                                             =====           =====        =====



                                                          1998            1997
                                                             (in thousands)

              Change in Benefit Obligation
              Benefit obligation, January 1             $3,211           $2,629
              Service Cost                                 286              339
              Interest Cost                                166              189
              Actuarial (gain) loss                       (750)              81
              Benefits paid - expected                    (171)             (27)
                                                        -------          -------
              Benefit obligation, December 31           $2,742           $3,211
                                                        =======          =======

              Change in Plan Assets
              Fair value of plan assets, January 1      $1,791           $2,111
              Actual return on plan assets                 143              288
              Company Contributions                        140              165
              Benefits paid - actual                      (339)            (773)
                                                        -------          -------
              Fair value of plan assets, December 31    $1,735           $1,791
                                                        =======          =======


              Funded Status Reconcilation
              Funded status, December 31                 ($839)         ($1,419)
              Unrecognized (gains) losses, net             283            1,035
              Unrecognized prior service cost             (243)            (256)
              Unrecognized transition asset                (56)             (70)
                                                        -------          -------
              Accrued pension cost                       ($855)           ($710)
                                                        =======          =======



     Rates used in determining the actuarial present value of the projected benefit obligation are as follows:

                                                                December 31,
                                                             1998          1997
                                                             ----          ----


      Discount rate                                          6.25%         7.00%
      Rate of increase in future compensation levels         4.50%         5.00%
      Expected long-term rate of return on plan assets       8.00%         8.00%

     Plan assets consist principally of investments in fixed income securities, short-term investments and common stock.

     The Company maintains a 401(k) employee benefit plan pursuant to which participants can defer a certain percent of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company can elect to make a matching contribution of up to 6% of annual eligible compensation per employee. The determination to make a matching contribution is made at the beginning of each fiscal year during 1998, 1997 and 1996, the Company incurred expenses of approximately $161,000, $175,000, and $135,000 related to this plan.

     The Company offers no other post retirement benefits.

(13)     STOCKHOLDERS' EQUITY
     During 1996, the stockholders approved adoption of Swiss Army Brands, Inc. 1996 Stock Option Plan providing for the grant of options to employees, including officers of the Company, and members of the Board of Directors. Under this plan and previous stock option plans, 578,593 shares of common stock are reserved and available for issuance. Options expire no later than ten years after the date of grant. Option prices equal at least 100% of the fair market value of Swiss Army's common stock on the date of grant. The vesting of options is determined by the Stock Option and Compensation Committee of the Board of Directors, which administers the plan, and for options outstanding as of December 31, 1998, vesting ranges from immediately upon grant to three years.

     The following table summarizes stock option plan and warrant activity for the three years ended December 31, 1998:

                                                   Number
                                                 of Shares        Option Price
                                                 ---------        ------------

        Outstanding at December 31, 1995         2,008,125     $  5.25 - $14.50

        Granted (A)                                348,750     $ 13.63
        Exercised                                  (22,250)    $  5.25 - $12.88
        Canceled                                   (22,625)    $ 12.25 - $12.88
                                                 ----------
        Outstanding at December 31, 1996         2,312,000     $  5.25 - $14.50

        Exercised                                     (750)    $  5.25
        Canceled                                   (70,219)    $ 12.25 - $14.00
                                                 ----------
        Outstanding at December 31, 1997         2,241,031     $  5.25 - $14.50

        Granted  (B)                               555,000     $  8.75 - $10.125
        Exercised                                   (9,500)    $  5.25 - $ 8.62
        Canceled                                  (270,780)    $  8.75 - $14.00
                                                 ----------
        Outstanding at December 31, 1998         2,515,751     $  5.25 - $14.50
                                                 ==========


     Of the options and warrants outstanding at December 31, 1998, 2,055,125 are exercisable at a weighted average option price of $11.94 per share.

     (A) In November 1996, the Company issued 348,750 options to purchase common stock at $13.63 per share to various Company employees and officers. These options are exercisable in four equal installments over three years starting with the grant date.

     (B) In September 1998, the Company issued 505,000 options to purchase common stock at $8.75 per share to various employees and officers. These options are exercisable in four equal installments over three years starting with the grant date. In November 1998, the Company issued 50,000 options to purchase common stock at $10.125 per share to two directors. These options are exercisable in four equal installments over three years starting with the grant date.

     The weighted-average fair value of the stock options granted in 1998 and 1996 was approximately $3.51 and $5.45, respectively. The weighted-average fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30%; expected life of options and warrants of 6 years; dividend yield of 0%; and risk free interest rate of 4.91% in 1998 and 6.04% in 1996, respectively.

     The Company  accounts  for stock  options  and  warrants  under  Accounting
     Principles   Board  Opinion  No.  25,   "Accounting  for  Stock  Issued  to
     Employees", under which no compensation cost has been recognized. Had compensation cost for the three years ending December 31, 1998, been determined under the principles of SFAS No. 123, the Company's net income
     (loss) and earnings per share would have been the following:



                                           1998            1997            1996
                                           ----            ----            ----
                                           (in thousands, except per share data)

       Net income (loss)   As reported:  $1,463         ($4,025)        ($5,265)
                           Pro forma:    $  812         ($5,320)        ($6,386)

       Earnings per share  As reported:
                           Basic          $0.18          ($0.49)         ($0.64)
                           Diluted        $0.18          ($0.49)         ($0.64)

                           Pro forma:
                           Basic          $0.10          ($0.65)         ($0.78)
                           Diluted        $0.10          ($0.65)         ($0.78)



     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to stock options and warrants granted prior to 1995, and additional options and warrants may be granted in future years.

     In September 1998, the Company issued 25,000 shares of its common stock to certain employees and officers. The common stock vests in four equal installments over three years beginning with the grant date. The Company recognized $21,000 in stock compensation expense related to this grant.

     On September 16, 1998, the Company's Board of Directors authorized a repurchase of up to 400,000 shares of its common stock. At December 31, 1998, the Company had repurchased 344,000 shares for a total purchase price of approximately $3,081,000.

(14)     COMMITMENTS AND CONTINGENCIES
     The Company has minimum purchase requirements under an agreement with its principal Swiss Army Knife and cutlery supplier (see Note 4).

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

     At December 31, 1998, minimum rental payment commitments for office and warehouse space leased by Swiss Army under operating leases are, as follows (in thousands):

                                    1999             $1,345
                                    2000              1,296
                                    2001                828


     During the years ended December 31, 1998, 1997 and 1996, rent expense was approximately $1,374,000, $1,390,000 and $1,313,000, respectively.

     At December 31, 1998, the Company has open contracts to purchase approximately 55 million Swiss francs in 1999 as a hedge against future purchase of inventories. The unrealized gain on these contracts at December 31, 1998, was approximately $1,00,000.

     The Company maintains split dollar life insurance agreements covering two members of the Board of Directors. Primarily, these policies can only be canceled upon the mutual agreement of the Company and the insured. However, if these policies were canceled at December 31, 1998, the Company would receive in cash an amount equal to the lesser of the cash surrender value or cumulative premiums paid to date on these policies, which was approximately $5,360,000. Under the terms of these life insurance policies, the Company will make approximate future premium payments, if the policies remain in force, as follows (in thousands):

                                    1999               $   843
                                    2000                   858
                                    2001                   788
                                    2002                   493
                                    2003 and thereafter  2,659


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


                                    1999                      $1,115
                                    2000                       1,115
                                    2001                       1,102
                                    2002                       1,102
                                    2003 and thereafter        6,000


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

     In 1994, in a case originally brought by the Company against Arrow Trading Co., Inc. ("Arrow") in September 1992 in the District Court for the Southern District of New York, the U.S. Court of Appeals for the Second Circuit reversed a judgment originally issued in the Company's favor and held that the use of "Swiss Army" on Chinese-made knives could not be enjoined on grounds of geographic misdescriptiveness. On remand, the District Court ruled that Arrow had violated Section 43(a) of the Lanham Act and New York common law in connection with its sale of Chinese-made multi-bladed pocketknives which Arrow called "Swiss Army Knives". The court found that the Company had proved its contention that Arrow engaged in unfair competition and held that Arrow, although free to use the phrase "Swiss Army Knife" to designate its product, must amply distinguish it from the Company product and prohibited Arrow from selling any multi-function pocketknives as "Swiss Army Knives" unless the phrase "Swiss Army Knife" is immediately preceded or followed by Arrow's name in such a way as to clearly designate its origin and that the size of the type designating origin be no smaller or less prominent than the type used in the phrase "Swiss Army Knife". The Company intends to utilize all reasonable means to safeguard the public from being misled by inferior imitation products. Management and legal counsel are unable to predict at this time, what impact, if any, the outcome of this litigation will have on the Company's financial position and results of operations.

     On July 14, 1997, the Company filed with the American Arbitration Association in New York, New York a demand for arbitration against Precise Imports Corporation, the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A., the only company other than Victorinox supplying pocketknives to the Swiss Armed Forces. In the demand for arbitration, the Company charged that Precise had violated the license agreement dated June 30, 1992 between Precise and the Company by utilizing the trademark Swiss Army in ways prohibited by the agreement. In response, Precise alleged certain counterclaims, including violations of the 1992 license agreement, anti-trust laws, unfair competition under state and federal law, tortious interference with prospective business relations and federal anti-trust violations. On September 29, 1998, Precise withdrew its counterclaim that the Company violated federal anti-trust law. On November 7, 1998, Precise and the Company agreed to suspend the arbitration to allow the parties 180 days to settle their dispute, subject to reactivation of the arbitration by either company. After the expiration of the stipulated period, if the arbitration has been neither reactivated or voluntarily dismissed by the parties, all claims and counterclaims alleged in the arbitration will be deemed to have been dismissed with prejudice. In the event that the arbitration is reactivated, the Company intends to vigorously pursue its claims and believes it has meritorious defenses to Precise's counterclaims. However, the Company cannot predict the outcome of any resumed arbitration. In a separate document, Precise agreed tentatively to certain limitations on the marketing of its products including discontinuation of the use of "S.A.K." and "The Genuine Swiss Army Knife Company" in connection with certain products, and changing the name of its internet site, all of which were sought by the Company in the arbitration.

     In addition, the Company is involved in certain legal matters relating to trademark, patent, and other general business matters. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

(15)  SEGMENT REPORTING
     The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

     The Company is engaged principally in one line of business - the importation and distribution of cutlery, knives, multi-tools, watches and other consumer products. There were no material amounts of sales or transactions among geographic areas. Summarized financial information concerning the Company's reportable segment and geographic areas is shown in the following table. The "Other" column includes corporate related items and results of insignificant operations.


                United
                States          Canada     International      Other       Total
                ------          ------     -------------     -------      ------

1998
----
Sales          $111,107        $8,483        $7,811        $   450     $127,851
Operating
 Income          22,674         1,435           338        (23,470)         977
Identifiable
 Assets          52,998         3,512         4,832         39,062      100,404

1997
----
Sales          $102,413        $8,029        $8,093        $   209     $118,744
Operating
 Income          15,640         1,067           551        (24,173)      (6,915)
Identifiable
 Assets          49,260         3,490         3,905         37,396       94,051

1996
----
Sales          $112,751        $7,405           $9,834     $    40     $130,030
Operating
 Income          17,374           654           1,001      (24,434)      (5,405)
Identifiable
 Assets          56,197         5,193            5,641      31,612       98,643


(16)     QUARTERLY FINANCIAL DATA (Unaudited)

                                                  Quarter Ended
                                        (in thousands, except per share data)
                                        -------------------------------------
                                 March 31    June 30  September 30  December 31
                                 --------    -------  ------------  -----------

  1998
  ----
  Net sales                       $24,610    $30,187       $31,370      $41,684
  Gross profit                      9,235     11,637        12,690       16,420
  Income before income
    taxes                             480        173           806        1,224
  Net income                          286        103           465          609
  Net income per share              $0.03      $0.01         $0.06        $0.08


  1997
  Net sales                       $24,215    $28,862       $27,866      $37,801
  Gross profit                      9,020     10,308        10,596       12,800
  Loss before income
    taxes                          (1,762)    (1,624)       (1,250)      (1,765)
  Net  loss                        (1,048)      (966)         (775)      (1,236)
  Net loss per share               ($0.13)    ($0.12)       ($0.09)      ($0.15)


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



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)


        Column A                        Column B      Column C      Column D     Column E

                                                      Additions
                                        Balance At    Charged to                Balance At
                                        Beginning     Costs and                   End of
      Classification                     of Year       Expenses    Deductions      Year
      --------------                    ----------    ----------   ----------   ----------
Year Ended December 31, 1998:

   Allowance for Doubtful Accounts        $ 975        $ -           $   -         $ 975

   Inventory Reserve                    $ 2,852        $ -          ($1,689)     $ 1,163

Year Ended December 31, 1997:

   Allowance for Doubtful Accounts      $ 1,032        $ (57)        $   -         $ 975

   Inventory Reserve                    $ 1,950        $ 1,310         (408)      $2,852

Year Ended December 31, 1996:

   Allowance for Doubtful Accounts        $ 975        $ 57          $   -        $1,032

   Inventory Reserve                      $ 918        $ 4,932      ($3,900)      $1,950



(3) Exhibits.

    Exhibit Title                                                        Exhibit
    -------------                                                        -------

No.
---
(2) Not Applicable


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

     (UU) Letter  Agreement dated December 18, 1995 between The
Forschner Group, Inc.  and  Victorinox  Cutlery  Company,
incorporated  by reference to the Exhibits  toAnnual  Report on
Form 10-K for the fiscal year ended  December 31, 1995.                    *

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

     (CCC) Letter  Agreement dated September 27, 1996 between Swiss
Army Brands, Inc. and Victorinox Cutlery Company.                         *

     (DDD)  Agreement  dated December  12,1997 by and between Swiss
Army Brands, Inc. and Leslie H. Green.                                    *

     (EEE)  Commercial Promissory Note Agreement dated
December 4, 1997 between Swiss Army Brands, Inc. and Fleet
National Bank.                                                            *

     (FFF) 1998 Amended and Restated  Commercial  Loan Agreement
dated September 30, 1998 between Fleet N.A. and Swiss Army,
incorporated by reference for the fiscal quarter ended
September 30, 1998.                                                       *

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

(18) Not Applicable.

(21) Subsidiaries of Registrant.

(22) Not Applicable.

(23) Consents of experts and counsel:  Consent of Arthur Andersen LLP.

(27) Financial Data Schedule.

(28) Not Applicable.

(99) Not Applicable.

*    Incorporated by reference


No Current Reports on Form 8-K were filed during the fiscal quarter ending December 31, 1998.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SWISS ARMY BRANDS, INC.
                  (Registrant)


                  By/s/ J. Merrick Taggart
                  J. Merrick Taggart
                  President and Chief Executive Officer


                  By/s/ Thomas M. Lupinski
                  Thomas M. Lupinski
                  Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

                  By/s/ Marc A. Gold
                  Marc A. Gold
                  Vice President and Controller

Date:  March 26,1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Merrick Taggart                                     March 26, 1998
J. Merrick Taggart
President, Chief Executive Officer and Director

/s/ A. Clinton Allen                                       March 26, 1998
A. Clinton Allen
Director

/s/ Clarke H. Bailey                                       March 26, 1998
Clarke H. Bailey
Director

/s/ Thomas A. Barron                                       March 26, 1998
Thomas A. Barron
Director

/s/ Vincent D. Farrell, Jr.                                March 26, 1998
Vincent D. Farrell, Jr.
Director

/s/ Herbert M. Friedman                                    March 26, 1998
Herbert M. Friedman
Director

/s/ Peter W. Gilson                                        March 26, 1998
Peter W. Gilson
Director

/s/ Keith R. Lively                                        March 26, 1998
Keith R. Lively
Director

/s/ Louis Marx, Jr.                                        March 26, 1998
Louis Marx, Jr.
Director


/s/ Robert S. Prather, Jr.                                 March 26, 1998
Robert S. Prather, Jr.
Director

/s/ Stanley R. Rawn, Jr.                                   March 26, 1998
Stanley R. Rawn, Jr.
Director

/s/ Eric M. Reynolds                                       March 26, 1998
Eric M. Reynolds
Director

/s/ John Spencer                                           March 26, 1998
John Spencer
Director

/s/ John V. Tunney                                         March 26, 1998
John V. Tunney
Director