Form 10-Q
period 1999-03-31
SWISS ARMY BRANDS INC
filed 1999-05-14
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

     The number of shares of Issuer's Common Stock, $.10 par value, outstanding on May 10, 1999, was 7,854,110 shares.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                                     INDEX


PART I:  FINANCIAL INFORMATION                                       Page No.
------------------------------

Item 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998.                  3 - 4

              Consolidated Statements of Operations for the
              Three Months Ended March 31, 1999 and 1998.                5

              Consolidated Statements of Stockholders' Equity
              for the Three Months Ended March 31, 1999 and
              1998.                                                      6

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1999 and 1998.                7

              Notes to Consolidated Financial Statements             8 - 9

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                           10 - 12

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                         12

Part II:  OTHER INFORMATION
---------------------------

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                          13

Signatures                                                              14

The Exhibit Index Appears on Page 13.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets




                                                March 31,         December 31,
                                                  1999                1998
                                               (unaudited)


Current assets:
   Cash and cash equivalents                     $   5,169         $   1,309

   Accounts receivable, less
    allowance for doubtful accounts
    of $975 for both periods                        23,000            31,321

   Inventories                                      34,809            28,890

   Deferred income taxes                             2,214             2,205

   Prepaid and other                                 4,534             6,658
                                                   --------          --------

      Total current assets                          69,726            70,383
                                                   --------          --------

Deferred income taxes                                1,076             1,069

Property, plant and equipment, net                   3,569             3,735

Investments in preferred units                       7,164             7,164

Investments in common stock                             33             2,303

Foreign distribution rights, net                     2,708             2,875

Other assets                                        13,020            12,875
                                                   --------         ---------

Total Assets                                       $97,296          $100,404
                                                   ========         =========





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                      Liabilities and Stockholders' Equity






                                                 March 31,        December 31,
                                                   1999               1998
                                                (unaudited)


Current liabilities:
    Line of credit                              $  6,060          $   5,140

    Accounts payable                              10,956             12,439

    Accrued liabilities                            7,144              8,227
                                                 --------           --------

     Total current liabilities                    24,160             25,806
                                                 --------           --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10
      per  share: shares authorized -
      2,000,000; no shares issued                   -                  -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued -
      8,868,218 and 8,852,218, respectively          886              885

   Additional paid-in capital                     46,525           46,472

   Accumulated other comprehensive income (loss)    (556)             177

   Retained earnings                              35,103           35,456
                                                 --------         --------
                                                  81,958           82,990

   Less:Treasury stock; 1,006,708 and 958,108
             shares, respectively                 (8,642)          (8,194)

        Deferred compensation                       (180)            (198)
                                                 --------         --------

   Total stockholders' equity                     73,136           74,598
                                                 --------         --------

Total Liabilities and Stockholders' Equity       $97,296         $100,404
                                                 ========         ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                     1999               1998

Net sales                                           $23,570            $24,610

Cost of sales                                        14,621             15,375
                                                    --------           --------
Gross profit                                          8,949              9,235

Selling, general and administrative expenses          9,990             10,305
                                                    --------           --------
Operating loss                                       (1,041)            (1,070)

Interest income and other, net                            7                 50

Gain on sale of investment                              420              1,500
                                                    --------           --------
Total interest income and other, net                    427              1,550
                                                    --------           --------
Income (loss) before income taxes                      (614)               480

Income tax provision (benefit)                         (261)               194
                                                    --------           --------
Net income (loss)                                     ($353)              $286
                                                    ========           ========

Earnings per share:
    Basic                                            ($0.04)             $0.03
                                                    ========           ========
    Diluted                                          ($0.04)             $0.03
                                                    ========           ========

Weighted average number of
   shares outstanding:
    Basic                                             7,885              8,213
                                                    ========           ========
    Diluted                                           7,885              8,273
                                                    ========           ========





The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                       (In thousands, except share data)
                                  (unaudited)

                                                           Accumulated
                        Common Stock         Additional       Other
                      Par Value  $.10        Paid-In      Comprehensive     Retained    Treasury     Comprehensive
                     Shares      Amount      Capital      Income (Loss)     Earnings      Stock       Income (Loss)

BALANCE
December 31, 1997   8,823,718    $882        $46,186          ($240)         $33,993    ($5,113)

Net income for three
   months ended
   March 31, 1998       -          -            -                -               286       -              $286


Change in unrealized
    gain on  marketable
   securities           -          -            -                (5)             -         -                (5)

Foreign currency
   translation
    adjustment          -          -            -                 1              -         -                 1
                                                                                                          -----
Comprehensive
   income                                                                                                 $282
                                                                                                          =====
Stock options
   exercised          8,250         1           58               -               -         -
                 -----------    -------    ---------         --------       --------    --------

BALANCE
March 31, 1998    8,831,968      $883      $46,244           ($244)          $34,279    ($5,113)
                 ===========    =======    =========         ========       ========    =========


BALANCE
December 31, 1998 8,858,218      $885      $46,472            $177           $35,456    ($8,194)


Net loss for three
   months ended
   March 31, 1999      -           -          -                 -               (353)      -              ($353)

Change in unrealized
    gain on  marketable
   securities          -           -          -               (788)             -          -               (788)

Foreign currency
   translation
    adjustment         -           -          -                 55              -          -                 55
                                                                                                          ------
Comprehensive
   income                                                                                               ($1,086)
                                                                                                        ========
Stock options
   exercised         10,000         1           53              -               -          -

Repurchase of
   common stock        -           -          -                 -               -          (448)
                  ---------     ------     -------           ------          -------    --------
BALANCE
March 31, 1999    8,868,218      $886      $46,525           ($556)          $35,103    ($8,642)
                  =========     ======     =======           ======          =======    ========


The accompanying notes to consolidated financial statements are an integral part of these statements.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                           1999          1998

Cash flows from operating activities:
   Net income (loss)                                      ($353)         $286
   Adjustments to reconcile net income (loss) to net
   cash provided from operating activities:
      Stock compensation expense                             18            -
      Depreciation and amortization                         720           714
      Gain on sale of investment                           (420)       (1,500)
      Deferred income taxes                                 (16)           19
                                                          -------       -------
                                                            (51)         (481)
Changes in other current assets and liabilities:
   Accounts receivable                                    8,361         7,582
   Inventories                                           (5,910)       (1,550)
   Prepaid and other                                      2,141           609
   Accounts payable                                      (1,480)        1,408
   Accrued liabilities                                   (1,194)       (1,189)
                                                         -------       --------
      Net cash provided from operating  activities        1,867         6,379
                                                         -------       --------
Cash flows from investing activities:
   Capital expenditures                                    (189)         (233)
   Additions to other assets                               (350)         (265)
   Proceeds from long-term investments                    1,972         1,613
                                                         -------       --------
      Net cash provided from  investing activities        1,433         1,115

Cash flows from financing activities:
   Repurchase of common stock                              (448)          -
   Borrowings under bank agreements                      10,110           -
   Repayments under bank agreements                      (9,190)          -
   Proceeds from exercise of stock options                   54            59
                                                         -------       --------
      Net cash provided from financing activities           526            59
                                                         -------       --------
Effect of exchange rate changes on cash                      34           (25)
                                                         -------       --------
Net increase in cash and cash equivalents                 3,860         7,528
   Cash and cash equivalents, beginning of period         1,309         1,070
                                                         -------       --------
   Cash and cash equivalents, end of period             $ 5,169       $ 8,598
                                                        ========      =========
Cash paid during the period:
   Interest                                             $    27       $     7
                                                        ========      =========
   Income taxes                                         $  -          $    95
                                                        ========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 and 1998
                                  (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army", the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES
-----------

     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.

INVESTMENTS
-----------

Investments consist of the following:
                                          March 31, 1999      December 31, 1998
                                          --------------      -----------------
                                                    (in thousands)

    Preferred units of Hudson
         River Capital LLC (A)                 $6,313                $6,313
    Preferred units of
        Victory Ventures LLC (B)                  851                   851
                                               ------                -------
        Total  investments in preferred units  $7,164                $7,164
                                               ======                =======
    Common stock of Iron Mountain, Inc. (C)    $    -                $2,273
    Common stock of Chaparral Resources,
         Inc.(D)                                   33                    30
                                               ------                -------
           Total investments in common stock   $   33                $2,303
                                               ======                =======

     (A) Hudson River  Capital  LLC, is a private  equity firm  specializing  in
     middle  market  acquisitions,   re-capitalization   and  expansion  capital
     investments.

     (B) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

     (C) Iron Mountain, Inc., a publicly traded company, is a full service provider of records management and related services. The Company sold its common stock investment in Iron Mountain, Inc. in January 1999 and recognized a gain of approximately $420,000.

     (D) Chapparal Resources, Inc. ("Chapparal"), a publicly traded company, is an independent oil and gas exploration and production company. At March 31, 1999, the Company owns 87,634 shares of Chapparal common stock valued at $0.38 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders' equity.


INCOME TAXES
------------

     Income taxes are provided at the projected annual effective tax rate. The income tax provision (benefit) for the interim 1999 and 1998 periods exceed the federal statutory rate of 34% due primarily to state income taxes.


SUBSEQUENT EVENT
----------------

     On April 16, 1999, the Company and Bear Cutlery, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the "Buyer"), entered into an Asset Purchase Agreement (the "Agreement") with Bear MGC Cutlery, Inc., an Alabama corporation (the "Seller"), and the shareholders (the "Shareholders") of the Seller, pursuant to which the Buyer acquired substantially all of the assets (other than certain patent rights, which Seller has licensed to Buyer) and assumed certain of the liabilities of the Seller. In consideration for the acquisition of the assets, the Buyer paid the Seller $6,970,000 in cash upon execution of the Agreement. In further consideration of the acquired assets, on each of April 16, 2000, 2001 and 2002, the Buyer shall transfer to the Seller shares of the Company's common stock, par value $.10 per share ("Common Stock"), valued at $500,000 (based on the average daily closing price of the Common Stock during the 30 trading days prior to April 16, 1999). Pursuant to the Agreement, the Buyer may also pay the Seller up to an additional $2,500,000 in either cash or a combination of cash and shares as determined in accordance with the Agreement, if the Buyer attains certain earnings targets for the year ending December 31, 1999.

     The source of funds for the acquisition was available cash and the Company's line of credit.

     The business and assets of the Seller acquired pursuant to the Agreement include the plant, equipment and certain of the intellectual property used for the manufacture and marketing of multi-tools and knives to retail customers and original equipment for industrial markets. These assets will continue to be used for these purposes by the Company.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 and 1998
                                  (unaudited)

                             RESULTS OF OPERATIONS
                             ---------------------

     Sales for the three months ended March 31, 1999 were $23.6 million compared with $24.6 million for the same period in 1998, representing a decrease of $1.0 million or 4.2%. Excluding a $2.1 million sales increase related to special promotional programs with one customer, sales decreased by 12.9%. This decrease was due to a 15% decrease in watch sales, a 10% decrease in cutlery sales, and a 9% decrease in sales of Victorinox products.

     Gross profit of $8.9 million for the quarter ended March 31, 1999 decreased $0.3 million or 3.1% from 1998. The gross profit margin percentage for the first quarter of 1999 of 38.0% was higher than the gross profit margin percentage of 37.5% reported for the same period in 1998, primarily due to the increase in the value of the U.S. dollar versus the Swiss franc offset in part by unfavorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the first quarter of 2000. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

     Selling, general and administrative expenses for the three months ended March 31, 1999 of $10.0 million were $0.3 million or 3.1% lower than the amount for the comparable period in 1998. The decrease is primarily due to a decrease in selling expenses offset in part by a $0.2 million charge for restructuring costs. As a percentage of net sales, selling general and administrative expenses increased from 41.9% in 1998 to 42.4% in 1999.

     Interest income and other, net of $7,000 for the three months ended March 31, 1999 was $43,000 lower than interest income and other, net for the comparable period in 1998 due to increased borrowings in 1999 versus 1998.

     Gain on sale of investment of $420,000 in the three months ended March 31, 1999 was due to the sale of the Company's investment in Iron Mountain, Inc. The gain on the sale of $1.5 million in 1998 was due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC.

     As a result of these changes, income (loss) before income taxes for the three months ended March 31, 1999 was a loss of $614,000 versus income of $480,000 for the same period in 1998, a change of $1,094,000.

     Income tax provision (benefit) was provided at an effective rate of 42.5% in 1999 and 40.4% in 1998.

     As a result, net income (loss) for the three months ended March 31, 1999 was a loss of $353,000 ($0.04 per share - basic and diluted) versus income of $286,000 ($0.03 per share - basic and diluted) for the same period in 1998, a change of $639,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of March 31, 1999, the Company had working capital of $45.6 million compared with $44.6 million as of December 31, 1998, an increase of $1.0 million. Significant sources of working capital included $2.0 million in cash proceeds from the sale of the Company's investment in the common stock of Iron Mountain, Inc., and significant uses of working capital included a $0.4 million increase in other assets, capital expenditures of $0.2 million and repurchases of its common stock of $0.4 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $1.9 million in the three months ended March 31, 1999 compared with $6.4 million in the comparable period in 1998. The change resulted primarily from a larger increase in inventory in 1999 as compared to 1998, a decrease in accounts payable in 1999 versus an increase in 1998, offset in part by a larger decrease in accounts receivable in 1999 as compared to 1998.

     Swiss Army meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of March 31, 1999, the Company has a $15 million commercial promissory note agreement which expires on July 31,1999. As a result of the Company's acquisition of certain assets of Bear MGC Cutlery, Inc., the Company is currently reviewing its options to establish a long-term revolving credit agreement. The Company's short- term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

                                   YEAR 2000
                                   ---------

     The Company has been conducting a review of its computer systems and operations to identify those areas that could be affected by the "Year 2000" issue and has developed an implementation plan to minimize disruption.

     The Company has completed the assessment phase of its internal information computer systems. Based upon the assessment, certain computer systems were vulnerable to the Year 2000 issues. The Company presently believes that, with modifications to existing software and hardware, and investment in new software and hardware, the Year 2000 problem as it relates to its own computer systems will not pose significant operational concerns. The Company has made significant progress in completing its Year 2000 projects. The costs associated with the Year 2000 compliance for the Company's computer systems primarily include costs to upgrade computer systems not currently compliant. The majority of these costs have and will be incurred in the normal course of business as the Company has continually upgraded their hardware and software to keep pace with technological advances. Based upon the Company's assessments to date, the costs of the Year 2000 initiative are estimated to be $150,000 (of which approximately $100,000 will be expensed as incurred), of which $75,000 has been spent to date.

     The Company is working with its significant suppliers and service providers to ensure that those parties have appropriate plans to manage the Year 2000 issue as it relates to the Company's operations. The Company has commenced the communication process with its significant suppliers and service providers and expects this process to be complete by May 31, 1999.

     The Company's Year 2000 initiative is expected to be completed by June 30, 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely on will be converted on a timely basis and will not have a material adverse effect on the Company. However, based on the progress the Company has made on its internal initiative and the information available from third parties, the Company has not identified a need to develop an extensive contingency plan for non-compliance issues at this time. The need for such plan is evaluated on an ongoing basis as part of the Company's overall Year 2000 initiative.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

Foreign Exchange Risk

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At March 31, 1999, the Company has entered into foreign currency contracts and options to purchase approximately 81,000,000 Swiss francs in the years 1999 and 2000 at a weighted average rate $1.457 Swiss franc/dollar. At March 31, 1999, the unrealized loss on these contracts and options was approximately $1.1 million. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At March 31, 1999, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near- term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition.




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

      (15)    Not Applicable

      (18)    Not Applicable

      (19)    Not Applicable

      (22)    Not Applicable

      (23)    Not Applicable

      (24)    Not Applicable

      (27)    Financial data schedule

      (99)     Not Applicable

b.) There were no reports or exhibits on Form 8-K for the three months ended March 31, 1999.






     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Swiss Army Brands, Inc.
                                             -----------------------
                                             (Registrant)

Date:  May 10, 1999
                                             By /s/ Thomas M. Lupinski
                                             -------------------------
                                             Name:  Thomas M. Lupinski
                                             Title: Senior Vice President,
                                             Chief Financial Officer, Secretary
                                             and Treasurer




















