Form 10-Q
period 1999-06-30
SWISS ARMY BRANDS INC
filed 1999-08-16
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

     The number of shares of Registrant's Common Stock, $.10 par value, outstanding on August 10, 1999, was 7,861,510 shares.

                            SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I:  FINANCIAL INFORMATION                                         Page No.
------------------------------

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            June 30, 1999 and December 31, 1998.                        3 - 4

            Consolidated Statements of Operations
            for the Three and Six Months Ended
            June 30, 1999 and 1998.                                         5

            Consolidated Statements of Stockholders'
            Equity for the Six Months Ended
            June 30, 1999 and 1998.                                         6

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1999
            and 1998.                                                       7

            Notes to Consolidated Financial Statements                 8 - 10

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                11 - 14


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                              15



Part II:  OTHER INFORMATION
---------------------------

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                               16

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                               17

Signatures                                                                 18

The Exhibit Index appears on page 17.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)
                                     Assets






                                                   June 30,       December 31,
                                                     1999             1998
                                                  -----------     ------------
                                                  (unaudited)

Current assets:
   Cash and cash equivalents                           $551           $1,309

   Accounts receivable, less
    allowance for doubtful accounts
    of $975, respectively                            24,843           31,321

   Inventories                                       41,797           28,890

   Deferred income taxes                              2,217            2,205

   Prepaid and other                                  4,143            6,658
                                                    --------         --------
      Total current assets                           73,551           70,383
                                                    --------         --------
Deferred income taxes                                 1,355            1,069

Property, plant and equipment, net                    4,768            3,735

Investments                                           4,522            9,467

Goodwill and foreign distribution rights, net         8,714            2,875

Other assets, net                                    12,539           12,875
                                                    --------         --------
Total Assets                                       $105,449         $100,404
                                                   =========        =========





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)
                      Liabilities and Stockholders' Equity



                                               June 30,        December 31,
                                                 1999              1998
                                              ----------       ------------
                                             (unaudited)
Current liabilities:

   Line of credit                              $12,890            $5,140

   Accounts payable                             12,574            12,439

   Accrued liabilities                           7,402             8,227
                                              ---------         ---------
   Total current liabilities                    32,866            25,806

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10 per
      share: shares authorized -2,000,000;
      no shares issued                             -                 -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued - 8,868,218
      and 8,858,218, respectively                  886               885

   Additional paid-in capital                   48,025            46,472

   Accumulated other comprehensive
     income (loss)                                (433)              177

   Retained earnings                            32,977            35,456
                                              ---------         ---------
                                                81,455            82,990

   Less:  Treasury stock: 1,006,708
          and 958,108, respectively             (8,711)           (8,194)
          Deferred compensation                   (161)             (198)
                                              ---------         ----------
Total stockholders' equity                      72,583            74,598
                                              ---------         ----------
Total Liabilities and Stockholders' Equity    $105,449          $100,404
                                              =========         ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)
                                   (unaudited)


                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   1999         1998       1999        1998


Net sales                       $30,396       $30,187     $53,966    $54,797

Cost of sales                    18,406        18,550      33,027     33,925
                                --------      --------    --------   --------
Gross profit                     11,990        11,637      20,939     20,872

Selling, general and
 administrative expenses         11,330        11,530      21,320     21,835
                                --------      --------    --------   --------
Operating income (loss)             660           107        (381)      (963)

Interest income (expense)
 and other, net                    (143)           66        (136)       116

Gain (loss) on sale (write-down)
 of investments                  (2,700)           -       (2,280)     1,500
                                --------      --------    --------   --------
Total interest and
 other income, net               (2,843)           66      (2,416)     1,616
                                --------      --------    --------   --------
Income (loss) before
 income taxes                    (2,183)          173      (2,797)       653

Income tax provision (benefit)      (57)           70        (318)       264
                                --------      --------    ---------  --------
Net income (loss)               ($2,126)         $103     ($2,479)      $389
                                ========      ========    =========  ========
Earnings per share:
   Basic                         ($0.27)        $0.01      ($0.32)     $0.05
   Diluted                       ($0.27)        $0.01      ($0.32)     $0.05


Weighted average number of
shares outstanding:
   Basic                          7,854         8,219       7,869      8,216
   Diluted                        7,854         8,261       7,869      8,241





The accompanying notes to consolidated financial statements are an integral part of these statements.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                     (in thousands, except for share data)


                                                                   Accumulated
                                  Common Stock       Additional      Other
                                 Par Value  $.10      Paid-In     Comprehensive    Retained    Treasury   Comprehensive
                                Shares     Amount     Capital      Income (Loss)   Earnings      Stock     Income (Loss)

BALANCE
December 31, 1997             8,823,718     $882      $46,186          ($240)       $33,993     ($5,113)

Comprehensive Income:
   Net  income for six
      months ended
      June 30, 1998                 -         -           -               -             389         -            $389

   Unrealized gain on
      marketable securities         -         -           -              327            -           -             327

   Foreign currency
      translation adjustment        -         -           -             (102)           -           -            (102)
                                                                                                                 -----
Comprehensive Income                                                                                             $614
Stock options exercised           9,500        1           70             -             -           -            =====
                             -----------    ------     --------        -------      --------     --------
BALANCE
June 30, 1998 (unaudited)     8,833,218     $883      $46,256           ($15)       $34,382     ($5,113)
                             ===========    ======     ========        =======      ========     ========

BALANCE
December 31, 1998             8,858,218     $885      $46,472           $177        $35,456     ($8,194)

Comprehensive Loss:
   Net  loss for six  months
   ended June 30, 1999              -         -           -               -         ($2,479)        -         ($2,479)

   Foreign currency
      translation adjustment        -         -           -              153            -           -             153

   Change in unrealized gain
       in  marketable                                                                                            (763)
      securities                    -         -           -             (763)           -           -
                                                                                                              --------
Comprehensive Loss                                                                                            ($3,089)
                                                                                                              ========
Acquisition of Bear MGC
Cutlery, Inc.                       -         -         1,500             -             -           -

Stock options
   exercised                     10,000        1           53             -             -           -

Repurchase of
  common stock                      -         -           -               -             -          (517)
                            ------------    ------     -------        -------       ---------    --------
BALANCE
June 30, 1999
(unaudited)                   8,868,218     $886      $48,025          ($433)      ($32,977)    ($8,711)
                            ============    ======    ========        =======       =========    ========


The accompanying notes to consolidated financial statements are an integral part of these statements



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                         1999           1998

Cash flows from operating activities:
   Net income (loss)                                    ($2,479)         $389
   Adjustments to reconcile net income to cash
   provided from operating activities:
      Depreciation and amortization                       1,526         1,426
      Gain (loss) on sale (write-down)
       of investments                                     2,280        (1,500)
      Stock compensation expense                             37           -
      Deferred income taxes                                (298)           26

Changes in other current assets and liabilities:
   Accounts receivable                                    7,681         1,837
   Inventories                                          (11,283)       (3,136)
   Prepaid and other                                      2,573          (328)
   Accounts payable                                        (252)        3,174
   Accrued liabilities                                   (1,151)       (1,277)
                                                        --------       -------
        Net cash provided from (used for)
            operating activities                         (1,366)          611
                                                        --------       -------
Cash flows from investing activities:
   Acquisition of Bear MGC Cutlery, Inc., net
      of cash acquired                                   (7,791)           -
   Capital expenditures                                    (735)         (576)
   Additions to other assets                                (61)         (620)
   Proceeds from sale of investments                      1,972         1,613
                                                        --------       -------
         Net cash provided from (used for)
             investing activities                        (6,615)          417
                                                        --------       -------
Cash flows from financing activities:
   Repurchase of common stock                              (517)           -
   Borrowings under bank agreements                      28,395            -
   Repayments under bank agreements                     (20,645)           -
   Proceeds from exercise of stock options                   54            71
                                                        --------       -------
        Net cash provided from financing activities       7,287            71
                                                        --------       -------
Effect of exchange rate changes on cash                     (64)          (26)
                                                        --------       -------
Net increase (decrease) in cash                            (758)        1,073
   Cash and cash equivalents, beginning of period         1,309         1,078
                                                        --------       -------
   Cash and cash equivalents, end of period                $551        $2,151
                                                        ========       =======

Cash paid during the period:
   Interest                                                $124            $5
                                                        ========       =======
   Income taxes                                            $355          $811
                                                        ========       =======

The accompanying notes to consolidated financial statements are an integral part of these statements

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998
                                  (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army" or the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES
-----------
     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.

ACQUISITION
-----------
     On April 16, 1999, Swiss Army and Bear Cutlery, Inc., a Delaware corporation and a wholly-owned subsidiary of Swiss Army (collectively, the "Buyer") entered into an Asset Purchase Agreement (the "Agreement") with Bear MGC Cutlery, Inc. ("Bear MGC") and the stockholders (the "Shareholders") of Bear MGC, pursuant to which the Buyer acquired substantially all of the assets and assumed certain of the liabilities of Bear MGC. In consideration for the acquisition of the assets, the Buyer paid Bear MGC $6,970,000 in cash and repaid debt of $298,000 upon execution of the Agreement. In further consideration of the acquired assets, on each of April 16, 2000, 2001 and 2002, the Company shall transfer to Bear MGC 52,868 shares of the Swiss Army's common stock, valued at $500,000 (based on the average daily closing price of the Common Stock during the 30 trading days prior to April 16, 1999). The total value of these shares of Common Stock is included in additional paid-in capital as of June 30, 1999. Pursuant to the Agreement, Swiss Army may also pay up to an additional $2,500,000 in either cash or a combination of cash and shares as determined in accordance with the Agreement, if Bear MGC attains certain earnings targets for the year ending December 31, 1999.

     The purchase method of accounting was used to account for the acquisition. The aggregate purchase price has been allocated to the assets and liabilities of Bear MGC based on preliminary estimates of fair market value. The purchase price does not include the additional consideration("Earnings Pay-out") to be paid to Bear MGC if Bear MGC attains certain earnings targets for the year ending December 31, 1999. Any adjustments, except for the Earnings Pay-out, resulting from the final purchase price allocation, which could result in changes to the carrying values of assets and liabilities, including goodwill, are not expected to be material to the consolidated financial statements. The purchase price has resulted in acquired goodwill and other intangible assets of approximately $6.2 million, which is being amortized, on a straight-line basis over 20 years. The following is a summary of the preliminary allocation (in thousands):

                        Cash..................................... $    16
                        Accounts receivable......................   1,215
                        Inventory................................   1,496
                        Other current assets.....................      13
                        Plant and equipment......................   1,025
                        Intangible assets and goodwill...........   6,238
                        Accrued expenses and other liabilities...    (396)
                        Debt.....................................    (298)
                                                                   -------
                                                                   $9,309
                                                                   =======

INVESTMENTS
-----------

        Investments consist of the following:
                                             June 30,1999      December 31, 1998
                                                     (in thousands)

        Preferred units of Hudson
           River Capital LLC (A)                 $3,613                 $6,313
        Preferred units of
           Victory Ventures LLC (B)                 851                    851
                                                 -------                -------
           Total investments in preferred units  $4,464                 $7,164

        Common stock of Iron Mountain
           Incorporated (C)                         -                   $2,273
        Common stock of Chaparral Resources,
           Inc. (D)                                  58                     30
                                                 -------                -------
           Total investments in common stock    $    58                 $2,303
                                                 -------                -------
        Total investments                        $4,522                 $9,467
                                                 =======                =======

(A) Hudson River Capital LLC, ("Hudson River") is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In the three months ended June 30, 1999, the Company recorded a $2.7 million non-cash write-down of the investment in Hudson River due to the permanent impairment of the value of the investment. The Company accounts for this investment on the cost basis, subject to review for permanent impairment. Since this investment does not have a readily determinable fair value, the valuation is subject to uncertainty.

(B) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

(C) Iron Mountain, Inc., a publicly traded company, is a full service provider of records management and related services. The Company sold its common stock investment in Iron Mountain, Inc. in January 1999 and recognized a gain of approximately $420,000.

(D) Chapparal Resources, Inc. ("Chapparal"), a publicly traded company, is an independent oil and gas exploration and production company. At June 30, 1999, the Company owned 1,461 shares (adjusted for a reverse stock split of one share in exchange for sixty) of Chapparal common stock valued at $39.50 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders'equity.


EARNINGS PER SHARE
------------------
     For the periods ended June 30, 1999, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have anti-dilutive effect.

INCOME TAXES
------------
     Income taxes are provided at the projected annual effective tax rate. The income tax benefit for the interim 1999 periods are lower than the federal statutory rate of 34% as the Company has taken limited tax benefits on the capital loss write-down of the Hudson River investment. The income tax provision for the interim 1998 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended June 30, 1999 and 1998
-----------------------------------------------------------

     Sales for the three months ended June 30, 1999 were $30.4 million compared with $30.2 million for the same period in 1998, representing an increase of $0.2 million or 0.7%. The sales increase was primarily due to $1.4 million in sales by Bear Cutlery, Inc. ("Bear") and an increase in watch sales, offset in part by a decrease in sales of Swiss Army Brand Sunglasses and Victorinox Original Swiss Army Knives. The Company, through Bear, acquired certain assets and assumed certain liabilities of Bear MGC Cutlery, Inc. in April 1999.

     Gross profit of $12.0 million for the three months ended June 30, 1999 increased $0.4 million or 3.0% from 1998. The gross profit margin percentage for the second quarter of 1999 of 39.4% was higher than the gross profit margin percentage of 38.5% reported for the same period in 1998 primarily due to the increase in the value of the U.S. dollar versus the Swiss franc and favorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is hedged through the second quarter of 2000. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain of the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the three months ended June 30, 1999 of $11.3 million were $0.2 million or 1.7% lower than the amount for the comparable period in 1998. The decrease was primarily due to decreased expenses for advertising and promotion related to Swiss Army Brand Sunglasses, offset in part by the operating expenses of Bear. As a percentage of net sales, total selling general and administrative expenses decreased from 38.2% in 1998 to 37.3% in 1999.

     Interest income (expense) and other, net was expense of $143,000 for the three months ended June 30, 1999, as compared to income of $66,000 for the comparable period in 1998 primarily due to increased borrowings related to the acquisition of Bear MGC Cutlery, Inc.

     Loss on write-down of investments was $2.7 million in 1999 due to the write-off of the Company's investment in Hudson River Capital LLC, a private equity firm.

     As a result of these changes, income (loss) before income taxes for the three months ended June 30, 1999 was a loss of $2,183,000 versus income of $173,000 for the same period in 1998, a change of $2,356,000.

     Income tax expense (benefit) was provided at an effective rate of 2.6% and 40.5%, respectively. The income tax benefit for 1999 was significantly lower than the federal statutory rate of 34% as the Company has taken limited tax benefits on the capital loss write-down of the Hudson River investment.

     As a result, net income (loss) for the three months ended June 30, 1999 was a loss of $2,126,000 ($0.27 per share-basic and diluted) versus income of $103,000 ($0.01 per share -basic and diluted) for the same period in 1998, a change of $2,229,000.


Comparison for the Six Months Ended June 30, 1999 and 1998
----------------------------------------------------------

     Sales for the six months ended June 30, 1999 were $54.0 million compared with $54.8 million for the same period in 1998, representing a decrease of $0.8 million or 1.5%. The sales decrease was due to a decrease in sales of Victorinox Original Swiss Army Knives and Swiss Army Brand Sunglasses, offset in part by $1.4 million in sales by Bear.

     Gross profit of $20.9 million for the six months ended June 30, 1999 increased by $67,000 or 0.3% from 1998. The gross profit margin percentage for the six months of 1999 of 38.8% was higher than the gross profit margin percentage of 38.1% reported for the same period in 1998 primarily due to the increase in the value of the U.S. dollar versus the Swiss franc and favorable product mix.

     Selling, general and administrative expenses for the six months ended June 30, 1999 of $21.3 million were $0.5 million or 2.4% lower than the amount for the comparable period in 1998. The decrease was primarily due to decreased expenses for advertising and promotion related to Swiss Army Brand Sunglasses offset in part by the operating expenses of Bear. As a percentage of net sales, total selling general and administrative expenses decreased from 39.8% in 1998 to 39.5% in 1999.

     Interest income (expense) and other, net was expense of $136,000 for the six months ended June 30, 1999 as compared to $116,000 of income in the comparable period in 1998 due to increased borrowings related to the acquisition of Bear MGC Cutlery, Inc.

     Gain (loss) on sale (write-down) of investments was a loss of $2.3 million in 1999 versus a gain of $1.5 million in 1998. In 1999, the Company recorded a $420,000 gain on the sale of its common stock investment in Iron Mountain, Inc. and recorded a $2.7 million write-down of its investment in Hudson River. In 1998, the Company recorded a $1.5 million gain due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC.

     As a result of these changes, income (loss) before income taxes for the six months ended June 30, 1999 was a loss of $2,797,000 versus income of $653,000 for the same period in 1998, a change of $3,450,000.

     Income tax expense (benefit) was provided at an effective rate of 11.4% and 40.4% in 1999 and 1998, respectively. The income tax benefit for 1999 was significantly lower than the statutory rate of 34% as the Company has taken limited tax benefits on the capital loss write-down of the Hudson River investment.

     As a result, net income (loss) for the six months ended June 30, 1999 was a loss of $2,479,000 ($0.32 per share - basic and diluted) versus income of $389,000 ($0.05 per share - basic and diluted) for the same period in 1998, a change of $2,868,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 1999, the Company had working capital of $40.7 million compared with $44.6 million as of December 31, 1998, a decrease of $3.9 million. Significant uses of working capital included the acquisition of Bear MGC Cutlery, Inc., capital expenditures of $0.7 million and repurchases of the Company's common stock of $0.5 million. A significant source of working capital included proceeds of $2.0 million from the sale of its common stock investment of Iron Mountain, Inc. The Company currently has no material commitments for capital expenditures.

     Cash used in operating activities was approximately $1.4 million in the six months ended June 30, 1999 as compared to cash provided from operating activities of $0.6 million in the comparable period in 1998. The change resulted from a larger increase in inventory in 1999 compared to 1998, offset in part by a larger decrease in accounts receivable in 1999 compared to 1998.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreement. As of June 30, 1999, the Company had $12,890,000 of outstanding borrowings under its bank agreement. The Company currently has a $15.0 million revolving credit agreement, which expires in September 1999. The Company is currently reviewing its options to establish a new credit agreement, including increasing the available borrowing amount from $15.0 million, and believes it can establish a new credit agreement at the appropriate date. The Company's short-term liquidity is affected by seasonal changes in sales and inventory levels. The Company believes its current liquidity levels and financial resources continue to be sufficient to meet its operating needs.

Year 2000
---------

     The Company has been conducting a review of its computer systems and operations to identify those areas that could be affected by the "Year 2000" issue and has developed an implementation plan to minimize disruption.

     The Company has completed the assessment phase of its internal information computer systems. Based upon that assessment, certain computer systems were vulnerable to the Year 2000 issues. As a result of that assessment, the Company made certain modifications to existing software and hardware, and invested in new software and hardware. As a result of those actions, which have been completed, the Company believes all the Year 2000 issues as it relates to its own computer systems have been solved and will not pose significant operational concerns. The costs associated with the Year 2000 compliance for the Company's computer systems primarily included costs to upgrade non-compliant computer systems. The majority of these costs were incurred in the normal course of business as the Company has continually upgraded their hardware and software to keep pace with technological advances. The costs of the Year 2000 initiative as it relates to its own internal systems was less than $100,000, and as discussed above, have been completed.

     The Company is working with its significant suppliers and service providers to ensure that those parties have appropriate plans to manage the Year 2000 issue as it relates to the Company's operations. The Company has communicated with its significant suppliers and service providers and based upon those communications believes that the Year 2000 problem will not affect the Company as it relates to its significant suppliers or service providers.

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

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At June 30, 1999, the Company has entered into foreign currency contracts and options to purchase approximately 81,000,000 Swiss francs in 1999 and 2000 at a weighted average rate $1.485 Swiss franc/dollar. At June 30, 1999, the unrealized loss on these contracts and options was approximately $2.4 million. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature.

PART II. - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on May 14, 1999, pursuant to notice, at which the meeting shareholders elected the following directors:

                           NUMBER OF VOTES                 NUMBER OF VOTES
                                FOR                           WITHHELD
      NAME                 ---------------                 ---------------
-----------------

A. Clinton Allen             7,512,089                       16,962
Clarke H. Bailey             7,511,889                       17,162
Thomas A. Barron             7,512,089                       16,962
Vincent D. Farrell, Jr.      7,511,889                       17,162
Herbert M. Friedman          7,511,941                       17,110
Peter W. Gilson              7,511,889                       17,162
Keith R. Lively              7,511,489                       17,562
Louis Marx, Jr.              7,511,945                       17,106
Robert S. Prather, Jr.       7,511,689                       17,362
Stanley R. Rawn, Jr.         7,511,593                       17,458
Eric M. Reynolds             7,512,089                       16,962
John Spencer                 7,511,593                       17,458
J. Merrick Taggart           7,511,889                       17,162
John V. Tunney               7,511,493                       17,558


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.)     Exhibits

 (2)    Not Applicable

 (3)    Not Applicable

 (4)    Not Applicable

(10)    Not Applicable

(11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(15)    Not Applicable

(18)    Not Applicable

(19)    Not Applicable

(22)    Not Applicable

(23)    Not Applicable

(24)    Not Applicable

(27)    Financial Data Schedule

(99)    Not Applicable

(B.) The Company filed a report on Form 8-K on May 03, 1999 and a report on Form 8K/A on June 30, 1999 related to acquisition of Bear MGC Cutlery, Inc. For items 2 and 7. These reports included several exhibits related to the acquisition of Bear MGC Cutlery, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       SWISS ARMY BRANDS, INC.


Date:  August 16, 1999
                                              By /s/ Thomas M. Lupinski
                                              Name:  Thomas M. Lupinski
                                              Title:    Senior Vice President &
                                              Chief Financial Officer,
                                              Secretary and Treasurer