Form 10-Q
period 1999-09-30
SWISS ARMY BRANDS INC
filed 1999-11-15
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

     The number of shares of registrant's Common Stock, $.10 par value, outstanding on November 10, 1999 was 7,854,110 shares.

                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I:  FINANCIAL INFORMATION                                      Page No.

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
         September  30, 1999 (unaudited) and
         December 31, 1998.                                          3 - 4

         Consolidated Statements of Operations
         for the Three and Nine Months Ended
         September 30, 1999 and 1998 (unaudited).                        5

         Consolidated Statements of Stockholders'
         Equity for the Nine Months Ended
         September 30, 1999 and 1998 (unaudited).                        6

         Consolidated Statements of Cash Flows for
         the Nine Months Ended September 30, 1999
         and 1998 (unaudited).                                           7

         Notes to Consolidated Financial Statements                  8 - 10

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                 11 - 14


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                               15



Part II: OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                16

Signatures                                                               16

The Exhibit Index appears on page 16.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     Assets


                                                September 30,     December 31,
                                                    1999              1998
                                                -------------     ------------
                                                (unaudited)


   Current assets:
     Cash and cash equivalents                    $    -             $1,309

     Accounts receivable, less
     allowance for doubtful accounts
     of $975 for both periods                       29,463           31,321

     Inventories                                    38,643           28,890

     Deferred income taxes                           2,217            2,205

     Prepaid and other                               4,071            6,658
                                                  ---------        ---------
      Total current assets                          74,394           70,383
                                                  ---------        ---------

   Deferred income taxes                             1,355            1,069

   Property, plant and equipment, net                4,853            3,735

   Investments                                       4,479            9,467

   Intangible assets, net                            9,064            2,875

   Other assets, net                                13,557           12,875
                                                  ---------        ---------
   Total Assets                                   $107,702         $100,404
                                                  =========        =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                      Liabilities and Stockholders' Equity

                                                September 30,     December 31,
                                                    1999              1998
                                                -------------     ------------
                                                (unaudited)

Current liabilities:
   Accounts payable                                 $7,653           $5,140

   Accrued liabilities                               7,708           12,439

   Line of credit                                   18,990            8,227
                                                   --------         --------
     Total current liabilities                      34,351           25,806
                                                   --------         --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10
   per share: shares authorized -
   2,000,000; no shares issued                         -                -

Common stock, par value $.10 per
   share: shares authorized -
   18,000,000; shares issued -
   8,868,218 and 8,858,218, respectively               886              885

 Additional paid-in capital                         48,025           46,472

 Accumulated other comprehensive income (loss)        (449)             177

 Retained earnings                                  33,743           35,456
                                                  ---------        ---------
                                                    82,205           82,990

 Less:  Treasury stock; 1,014,108 and 950,108
        shares, respectively                        (8,711)          (8,194)
        Deferred compensation                         (143)            (198)
                                                  ---------        ---------

Total stockholders' equity                          73,351           74,598
                                                  ---------        ---------
Total Liabilities and Stockholders' Equity        $107,702         $100,404
                                                  =========        =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (unaudited)



                                      Three Months Ended      Nine Months Ended
                                        September 30,            September 30,
                                   1999          1998       1999          1998


Net sales                        $33,026       $31,370    $86,992      $86,167

Cost of sales                     20,228        18,680     53,255       52,605
                                ---------     ---------  ---------    ---------
Gross profit                      12,798        12,690     33,737       33,562

Selling, general and
 administrative expenses          11,210        11,880     32,530       33,715
                                ---------     ---------  ---------    ---------
Operating income (loss)            1,588           810      1,207         (153)

Interest income (expense), net      (235)           (4)      (371)         112

Gain (loss) on investments           -             -       (2,280)       1,500
                                ---------     ---------  ---------    ---------
Total other income
  (expense), net                    (235)           (4)    (2,651)       1,612
                                ---------     ---------  ---------    ---------
Income (loss) before
  income taxes                     1,353           806     (1,444)       1,459

Income tax provision                 587           341        269          605
                                ---------     ---------  ---------    ---------
Net income (loss)                   $766          $465    ($1,713)        $854
                                =========     =========  =========    =========
Earnings per share:
   Basic                           $0.10         $0.06     ($0.22)       $0.10
                                   =====         =====     =======       =====
   Diluted                         $0.10         $0.06     ($0.22)       $0.10
                                   =====         =====     =======       =====

Weighted average number of
   shares outstanding:
   Basic                           7,854         8,213      7,864        8,215
                                   =====         =====      =====        =====
   Diluted                         8,048         8,237      7,864        8,241
                                   =====         =====      =====        =====


The accompanying notes to consolidated financial statements are an integral part of these statements.







                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                     (in thousands, except for share data)

                                                                  Accumulated
                                 Common Stock      Additional       Other
                                                    Paid-In      Comprehensive    Retained  Treasury  Comprehensive
                               Shares     Amount    Capital      Income (Loss)    Earnings    Stock    Income (Loss)
                               ------     ------   ----------    -------------    ---------  -------  --------------

BALANCE
December 31, 1997             8,823,718    $882     $46,186         ($240)         $33,993  ($5,113)

Comprehensive income:
  Net income for
   nine months ended
   September 30, 1998             -         -           -             -                854      -           $854
  Change in unrealized gain
   on  marketable securities      -         -           -             303              -        -            303
  Foreign currency
   translation adjustment         -         -           -            (165)             -        -           (165)
                                                                                                            -----
Comprehensive income                                                                                        $992
                                                                                                            =====
Stock options exercised           9,500     -            70           -                -        -
Stock grant                      25,000       3         216           -                -        -
Stock repurchase                  -         -           -             -                -     (2,563)
                             -----------  ------    ---------      --------       --------  ---------

BALANCE, September
30, 1998 (unaudited)          8,858,218    $885     $46,472         ($102)         $34,847  ($7,676)
                             ===========  ======    =========      ========       ========  =========
BALANCE
December 31, 1998             8,858,218    $885     $46,472          $177          $35,456  ($8,194)

Comprehensive Loss:
  Net loss for nine
   months ended
   September  30, 1999            -         -           -             -             (1,713)     -        ($1,713)
  Foreign currency
   translation adjustment         -         -           -             155              -        -            155
  Change in unrealized
   Gain in  marketable
   Securities                     -         -           -            (781)             -        -           (781)
                                                                                                         --------
Comprehensive Loss                                                                                       ($2,339)
                                                                                                         ========
Acquisition of Bear MGC
 Cutlery, Inc.                    -         -         1,500           -                -        -
Stock options exercised          10,000       1          53           -                -        -
Stock repurchase                  -         -           -             -                -       (517)
                             -----------  ------    --------       ---------      ---------  --------
BALANCE
September 30, 1999
(unaudited)                   8,868,218   $ 886     $48,025         ($449)         $33,743  ($8,711)
                             ===========  ======    ========       =========      =========  ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         Nine months ended
                                                           September 30,
                                                          1999            1998
                                                          ----            ----

Cash flows from operating activities:
   Net income (loss)                                   ($1,713)         $  854
   Adjustments to reconcile net income (loss) to cash
   provided from (used for) operating activities:
      Depreciation and amortization                      2,389           2,172
      Stock compensation expense                            55               3
      Deferred income taxes                               (298)             26
      (Gain) loss on sale of investments                 2,280          (1,500)
                                                       --------        --------
                                                         2,713           1,555

Changes in other current assets and liabilities:
   Accounts receivable                                   3,099            (257)
   Inventories                                          (8,147)         (1,253)
   Prepaid and other                                     2,651            (446)
   Accounts payable                                     (5,184)          1,296
   Accrued liabilities                                    (556)            692
                                                       --------        --------
     Net cash provided from (used for) operating
         activities                                     (5,424)          1,587

Cash flows from investing activities:
   Acquisition of Bear MGC Cutlery, Inc., net of
     cash acquired                                      (7,976)            -
   Capital expenditures                                 (1,190)         (1,115)
   Other assets                                         (2,031)         (1,917)
   Proceeds from sale of investment                      1,972           1,613
                                                       --------        --------
     Net cash (used for) investing activities           (9,225)         (1,419)
                                                       --------        --------
Cash flows from financing activities:
  Borrowings under the line of credit agreement         47,580           9,044
  Repayments under line of credit agreement            (33,730)         (7,214)
  Repurchase of common stock                              (517)         (2,563)
  Proceeds from exercise of stock options                   54              70
                                                       --------        --------
     Net cash provided from (used for)
      financing activities                              13,387            (663)
                                                       --------        --------
Effect of exchange rate changes on cash                    (47)             33
                                                       --------        --------
      Net decrease in cash and cash equivalents         (1,309)           (462)
   Cash and cash equivalents, beginning of period        1,309           1,078
                                                       --------        --------
   Cash and cash equivalents, end of period             $   -           $  616
                                                       ========        ========
Cash paid during the period:
   Interest                                             $  330          $   32
                                                       ========        ========
   Income taxes                                         $  425          $1,062
                                                       ========        ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 and 1998
                                  (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army" or the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES
-----------
     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.

ACQUISITION
-----------
     On April 16, 1999, Swiss Army and Bear Cutlery, Inc., a Delaware corporation and a wholly- owned subsidiary of Swiss Army (collectively, the "Buyer") entered into an Asset Purchase Agreement (the "Agreement") with Bear MGC Cutlery, Inc. ("Bear MGC") and the stockholders (the "Shareholders") of Bear MGC, pursuant to which the Buyer acquired substantially all of the assets and assumed certain of the liabilities of Bear MGC. In consideration for the acquisition of the assets, the Buyer paid Bear MGC $6,970,000 in cash and repaid debt of $298,000 upon execution of the Agreement. In further consideration of the acquired assets, on each of April 16, 2000, 2001 and 2002, the Company shall transfer to Bear MGC 52,868 shares of the Swiss Army's common stock, valued at $500,000 (based on the average daily closing price of the Common Stock during the 30 trading days prior to April 16, 1999). The total value of these shares of Common Stock is included in additional paid-in capital as of September 30, 1999. Pursuant to the Agreement, Swiss Army may also pay up to an additional $2,500,000 in either cash or a combination of cash and shares as determined in accordance with the Agreement, if Bear MGC attains certain earnings targets for the year ending December 31, 1999.

     The purchase method of accounting was used to account for the acquisition. The aggregate purchase price has been allocated to the assets and liabilities of Bear MGC based on preliminary estimates of fair market value. The purchase price allocation does not include the potential additional consideration to be paid to Bear MGC if Bear MGC attains certain earnings targets for the year ending December 31, 1999. Any adjustments resulting from the final purchase price allocation, which could result in changes to the carrying values of assets and liabilities, including goodwill, are not expected to be material to the consolidated financial statements. The purchase price has resulted in acquired goodwill and other intangible assets of approximately $6.4 million, which is being amortized on a straight-line basis over 20 years. The following is a summary of the preliminary allocation (in thousands):

                 Cash...................................... $    16
                 Accounts receivable.......................   1,215
                 Inventory.................................   1,496
                 Other current assets......................      13
                 Plant and equipment.......................   1,025
                 Intangible assets and goodwill............   6,421
                 Accrued expenses and other liabilities....    (396)
                 Debt......................................    (298)
                                                            ---------
                                                             $9,492
                                                            =========

INVESTMENTS
-----------

   Investments consist of the following:
                                      September 30,1999      December 31, 1998
                                      -----------------      -----------------
                                                   (in thousands)

        Preferred units of Hudson
           River Capital LLC (A)            $3,613                 $6,313
        Preferred units of
           Victory Ventures LLC (B)            851                    851
                                            ------                 ------
           Total investments in
             preferred units                $4,464                 $7,164

        Common stock of Iron Mountain
           Incorporated (C)                    -                   $2,273
        Common stock of Chaparral
           Resources, Inc. (D)                  15                     30
                                            -------                -------
           Total investments in common
             stock                          $   15                 $2,303
                                            -------                -------
        Total investments                   $4,479                 $9,467
                                            =======                =======


(A) Hudson River Capital LLC, ("Hudson River") is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In the quarter ended June 30, 1999, the Company recorded a $2.7 million non-cash write-down of its investment in Hudson River due to the permanent impairment of the value of the investment. The Company accounts for this investment on the cost basis, subject to review for permanent impairment. Since this investment does not have a readily determinable fair value, the valuation is subject to uncertainty.

(B) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

(C) Iron Mountain, Inc., a publicly traded company, is a full service provider of records management and related services. The Company sold its common stock investment in Iron Mountain, Inc. in January 1999 and recognized a gain of approximately $420,000.

(D) Chapparal Resources, Inc. ("Chapparal"), a publicly traded company, is an independent oil and gas exploration and production company. At September 30, 1999, the Company owned 1,461 shares (adjusted for a reverse stock split of one share in exchange for sixty) of Chapparal common stock valued at $10.25 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders' equity.

INCOME TAXES
------------

     Income taxes are provided at the projected annual effective tax rate. The income tax benefit for the nine months ended September 30, 1999 is lower than the federal statutory rate of 34% as the Company has taken limited tax benefits on the capital loss write-down of the Hudson River investment. The income tax provisions for the three month period ended September 30, 1999 and the 1998 periods exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

EARNINGS PER SHARE
------------------

     For the nine month period ended September 30, 1999, the weighted average number of shares of common stock outstanding do not include the effect of stock options as they would have an anti-dilutive effect.

LINE OF CREDIT
--------------

     On September 30, 1998, the Company amended its line of credit agreement, which among other things, extended the maturity of the agreement to June 29, 1999. The agreement stated that the Company can borrow up to $10,000,000 for working capital purposes at one of three interest rate options available; (i) LIBOR plus 1.1%; (ii) Base Rate, as defined; or (iii) Cost of Funds rate, as defined. The line of credit was unsecured and contains certain financial covenants including, but not limited to, minimum tangible net worth, interest rate coverage, current ratio, and the continuation of the exclusive distributorship arrangement with Victorinox Cutlery Company. This agreement was amended, which among other things, extended the maturity date of the agreement to November 1999, raised the available borrowings to $23.0 million, changed the LIBOR rate option from LIBOR plus 1.0% to LIBOR plus 1.75% and the line of credit became secured by certain assets of the Company. The Company is currently in the process of finalizing a new bank agreement with its current lender which, among other things, will extend the maturity of the debt and will add a term loan element to the line of credit. As of September 30, 1999, the Company had $19.0 million outstanding under the line of credit and is in compliance with the covenants contained in the agreement.

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

                             RESULTS OF OPERATIONS
                             ---------------------

Comparison of the Three Months Ended September 30, 1999 and 1998
----------------------------------------------------------------

     Sales for the three months ended September 30, 1999 were $33.0 million compared with $31.4 million for the same period in 1998, an increase of $1.7 million or 5.3%. Sales comparisons were impacted by special promotional programs with one customer which accounted for approximately 10.2% and 8.6% of sales in the three months ended September 30, 1999 and 1998, respectively. Excluding sales related to these special promotional programs, sales increased by $1.0 million or 3.4% in the three months ended September 30,1999 compared with the comparable period in 1998. The sales increase was primarily due to $1.6 million in sales related to Bear Cutlery Inc. ("Bear"), and an increase in watch sales and professional cutlery sales offset in part by a decrease in sales of Victorinox Original Swiss Army Knife sales.

     Gross profit of $12.8 million for the three months ended September 30, 1999 increased $0.1 million or 0.9% from 1998. The gross profit margin percentage for the third quarter of 1999 of 38.8% was lower than the gross profit margin percentage of 40.4% for the same period in 1998 primarily due to unfavorable product mix offset in part by the increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports the majority of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency-hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements the Company believes it is appropriately hedged through the third quarter of 2000. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to what extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the three months ended September 30, 1999 of $11.2 million were $0.7 million or 5.6% lower than the amount for the comparable period in 1998. The decrease was primarily due to decreased expenses for advertising and promotion related to Swiss Army Brand Sunglasses, offset in part by the operating expenses of Bear. As a percentage of net sales, total selling general and administrative expenses decreased to 33.9% in 1999 from 37.9% in 1998.

     Interest income (expense) and other, net was expense of $235,000 for the three months ended September 30, 1999, compared with $4,000 for the comparable period in 1998 primarily due to increased borrowings related to the acquisition of Bear MGC Cutlery, Inc.

     As a result of these changes, income (loss) before income taxes for the three months ended September 30, 1999 was income of $1,353,000 versus income of $806,000 for the same period in 1998, an improvement of $547,000.

     Income tax expense (benefit) was provided at an effective rate of 43.4% and 42.3% in 1999 and 1998, respectively.

     As a result, net income for the three months ended September 30, 1999 was $766,000 ($0.10 per share, basic and diluted) versus $465,000 ($0.06 per share, basic and diluted) for the same period in 1998, an improvement of $301,000.

Comparison of the Nine Months Ended September 30, 1999 and 1998
---------------------------------------------------------------

     Sales for the nine months ended September 30, 1998 were $87.0 million compared with $86.2 million for the same period in 1998, an increase of $0.8 million or 1.0%. The sales increase was primarily due to $3.0 million in sales related to Bear, and an increase in watch sales offset in part by a decrease in sales of Victorinox Original Swiss Army Knife sales.

     Gross profit of $33.7 million for the nine months ended September 30, 1998 increased $0.2 million or 0.5% from 1998. The gross profit margin percentage for the nine months ended September 30, 1999 of 38.8% was lower than the gross profit margin percentage of 38.9% for the same period in 1998. The gross profit percentage decrease was primarily due to unfavorable product mix offset in part by an increase in the value of the U.S. dollar versus the Swiss franc.

     Selling, general and administrative expenses for the nine months ended September 30, 1999 of $32.5 million were $1.2 million or 3.5% lower than the amount for the comparable period in 1998. The decrease was primarily due to decreased expenses for advertising and promotion related to Swiss Army Brand Sunglasses offset in part by the operating expenses of Bear. As a percentage of net sales, total selling general and administrative expenses decreased to 37.4% in 1999 from 39.1% in 1998.

     Interest income (expense) and other, net was expense of $371,000 for the nine months ended September 30, 1999 compared with income of $112,000 in the comparable period in 1998 due primarily to increased borrowings related to the acquisition of Bear MGC Cutlery, Inc.

     Gain (loss) on of investments was a loss of $2.3 million in 1999 versus a gain of $1.5 million in 1998. In 1999, the Company recorded a $420,000 gain on the sale of its common stock investment in Iron Mountain, Inc. and recorded a $2.7 million write-down of its investment in Hudson River. In 1998, the Company recorded a $1.5 million gain due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC.

     As a result of these changes, income (loss) before income taxes for the nine months ended September 30, 1999 was a loss of $1,444,000 versus income of $1,459,000 for the same period in 1998 a change of $2,903,000.

     Income tax expense (benefit) was an expense of $269,000 on a loss before taxes of $1,444,000 as the Company has taken limited tax benefits on the capital loss write-down of the Hudson River investment.

     As a result, net income (loss) for the nine months ended September 30, 1999 was a loss of $1,713,000 ($0.22 per share, basic and diluted) versus income of $854,000 ($0.10 per share) for the same period in 1998, a change of $2,567,000.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of September 30, 1999, the Company had working capital of $40.0 million compared with $44.6 million as of December 31, 1998, a decrease of $4.6 million. Significant uses of working capital included the acquisition of Bear MGC Cutlery, Inc., capital expenditures of $1.2 million, additions to other assets of $2.0 million and repurchases of the Company's common stock of $0.5 million. A significant source of working capital included proceeds of $2.0 million from the sale of its common stock investment of Iron Mountain, Inc. The Company currently has no material commitments for capital expenditures.

     Cash used in operating activities was approximately $5.4 million in the nine months ended September 30, 1999 compared with cash provided from operating activities of $1.6 million in the comparable period in 1998. The change resulted from a larger increase in inventory in 1999 compared to 1998, a decrease in accounts payable in 1999 versus an increase in 1998, offset in part by a larger decrease in accounts receivable in 1999 compared to 1998.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreement. As of September 30, 1999, the Company had $18,890,000 of outstanding borrowings under its bank agreement. The Company currently has a $23.0 million line of credit agreement which expires in November 1999. The Company is currently finalizing a long-term revolving and term loan credit agreement with its current lender and fully expects to have it in place by November 30, 1999. The Company's short-term liquidity is affected by seasonal changes in sales and inventory levels. The Company believes its current liquidity levels and financial resources continue to be sufficient to meet its operating needs.


Year 2000
---------

     The Company has completed its review of its computer systems and operations to identify those areas that could be affected by the "Year 2000" issue and has developed an implementation plan to minimize disruption.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
---------------------

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports the majority of its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At September 30, 1999, the Company has entered into foreign currency contracts and options to purchase approximately 59,500,000 Swiss francs in 1999 and 2000 at a weighted average rate $1.486 Swiss franc/dollar. At September 30, 1999, the unrealized loss on these contracts and options was approximately $0.4 million. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature.

A)      Exhibits


(11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(27)    Financial Data Schedule

B) There were no reports or exhibits on Form 8-K filed for the three months ended September 30, 1999.


Signatures:


        Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWISS ARMY BRANDS, INC.
                                             -----------------------
                                             Registrant

Date:  November 12, 1999
                                             By /s/ Thomas M. Lupinski
                                             Name:  Thomas M. Lupinski
                                             Title:  Senior Vice President &
                                             Chief Financial Officer, Secretary
                                             and Treasurer