Form 10-K
period 1999-12-31
SWISS ARMY BRANDS INC
filed 2000-03-30
CIK 731947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on March 20, 2000, was approximately $21,898,000. On such date, the closing price of registrant's common stock was $7.97 per share. Solely for purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's common stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

     The number of shares of registrant's common stock, $.10 par value, outstanding on March 20, 2000 was 7,850,860 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of registrant to be held May 18, 2000 are incorporated by reference in Part III herein.

                                     PART I
Item 1.Business.

     Swiss Army Brands, Inc. ("SABI" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox SwissTool, Victorinox SwissCard and Victorinox Cutlery. SABI also markets its own line of Swiss Army Brand Watches, Swiss Army Brand Sunglasses and Swiss Army Brand Writing Instruments under its Swiss Army Brand worldwide. In addition, in 1999, the Company began manufacturing and distributing Bear MGC knives and multi-tools. The Company has been marketing Victorinox Original Swiss Army Knives and Victorinox Cutlery for over fifty years and has been the exclusive United States distributor of such products since 1972 under agreements with SABI's principal supplier of pocketknives and cutlery, Victorinox Cutlery Company ("Victorinox"), a Swiss corporation and Europe's largest cutlery producer. SABI added Canada and the Caribbean (including Bermuda) to its exclusive territory for Victorinox Original Swiss Army Knives in 1992 and 1993, respectively.

     In April 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Bear MGC Cutlery, Inc., which manufactured and distributed Bear MGC knives and multi-tools. See Note 4 to the Company's Consolidated Financial Statements included herein for further information.

     The Company is engaged principally in one line of business - the importation, manufacturing and distribution of cutlery, pocketknives, multi-tools, watches and other consumer products. Total SABI sales for the calendar years 1999, 1998 and 1997 were $129,452,000, $127,851,000, and
$118,744,000, respectively. Sales of Victorinox Original Swiss Army Knives, Victorinox SwissTools, Victorinox SwissCards and Bear MGC products, accounted for approximately 39% of SABI's 1999 sales while watches and other Swiss Army Brand products accounted for approximately 46%. Sales of professional and consumer cutlery accounted for approximately 15% of SABI's 1999 sales. No customer accounted for more than 10% of net sales during any year in the three-year period ended December 31, 1999. See Note 17 to the Company's Consolidated Financial Statements included herein for further information.

     The Company was incorporated in Delaware on December 12, 1974 as a successor to a New York corporation. SABI's principal executive offices are located at One Research Drive, Shelton, Connecticut 06484 and its telephone number is (203) 929-6391. As of December 31, 1999, SABI and its subsidiaries had 219 full-time employees, including 10 in Canada and five in Switzerland.

                                    Products
                                    --------
     Victorinox Original Swiss Army Knives are multiblade pocketknives containing implements capable of more functions than standard pocketknives. For example, SABI's most popular Victorinox Original Swiss Army Knife model, the Classic, with a suggested retail price of $16, features a blade, scissors, nail file with screwdriver tip, toothpick and tweezers. SABI markets more than 70 different models of Victorinox Original Swiss Army Knives containing up to 35 different implements (with up to 45 separate functions), ranging from a basic knife with a suggested retail price of $10 to the highest priced model at approximately $70 as well as a SwissChamp Deluxe SOS kit with a suggested retail price of approximately $160. SABI also sells multi-function lockblade knives designed for the hunting and outdoor market. The Company also offers the SwissCard , a credit card shaped, ten-function instrument, and the SwissTool , a multi-tool with 23 features, including full size pliers. In 1999, the Company added to its product line, a collection of Victorinox Lifestyle Tools; the CyberTool, GolfTool, AutoTool and SportRatchetTool. These tools are designed for use in specific activities.

     SABI's line of Swiss Army Brand products includes 25 models of Swiss Army Brand Watches with over 125 SKUs ranging from the Active Collection, starting out a suggested retail price of $85, to the Professional Collection, which tops out at a suggested retail price of $1,395. SABI's line of Swiss Army Brand Sunglasses includes four models with suggested retail prices ranging from $60 to $80. In addition, SABI's line of Swiss Army Brand writing instruments includes six SKUs at a suggested retail price of $95. SABI currently obtains a majority of its Swiss Army Brand Watches from a single Swiss supplier, which is responsible for the final assembly of watch components manufactured by several manufacturers. The Company believes that alternate suppliers would be available if necessary and that the loss of its current supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

     The Company also sells professional cutlery products, made of stainless steel, primarily manufactured by Victorinox. Although the majority of SABI's professional cutlery products are marketed under the trademarks "Forschner" and "R.H. Forschner," the Company also has a private label business. Professional cutlery imported from Switzerland is generally more expensive than domestic United States products. SABI believes that it has the largest market share of imported professional cutlery products sold in the United States and that its share of all professional cutlery, foreign and domestic, sold in this country is second to the dominant seller of such products. SABI believes that it has achieved and maintained its market share due to the quality of its products and its merchandising efforts.

     The Company's line of Bear MGC knives and multi-tools include over 50 models with suggested retail prices primarily in the range of $20 to $60.



     The Company distributes its products throughout the United States, Canada and the Caribbean through independent sales representatives and its direct sales force to over 3,800 wholesalers and retailers, including department stores, specialty stores, high-end jewelers, sporting goods stores, cutlery shops, catalog showrooms, mass merchandisers and mail order houses, and through distributors to corporations and other organizations for promotional purposes, premium, employee gift award programs and corporate identity catalogs. SABI imprints its products primarily at its own facilities with the customer's corporate name or logo. SABI's customers for professional cutlery include distributors of hotel, restaurant, butcher, institutional, commercial fishing and slaughterhouse supplies and retail cutlery stores located throughout the United States and Canada.

     Sales of Victorinox Original Swiss Army Knives and Swiss Army Brand products are seasonal with sales typically stronger during July through December.

     Although the Company is the largest United States seller of Swiss Army Knives, it faces competition from Precise Imports Corp. ("Precise"), the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A. ("Wenger"), the only company other than Victorinox supplying knives to the Swiss armed forces. Precise imports a substantially smaller number of knives into the United States than SABI. The Company also faces competition from the manufacturers and importers of other multiblade knives and multi-tools including importers that sell non Swiss-made pocketknives under the "Swiss Army Knife" name.

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

                             Victorinox Travel Gear
                             ----------------------
     In March 2000, the company signed a license agreement with TRG Accessories, LLC ("TRG"), an Untied States based company, reflecting a prior informal arrangement between the two companies. Under the agreement TRG is to develop, manufacture and market a line of Travel Gear under the Victorinox trademark and logo in the United States. The collection, including luggage, backpacks and small leather goods (wallets, PDA covers, etc.) was launched to select department store and specialty retailers in the late 1999. The marks are sublicensed to TRG by the Company on a royalty basis pursuant to a license agreement between the Company and Victorinox, granting the Company the right to utilize and sublicense the Victorinox trademarks, in conjunction with the development and international marketing of a collection of Travel Gear.

                              Trademark Agreements
                              --------------------
     In 1992, in connection with the settlement of litigation with Precise, SABI granted Precise a perpetual worldwide royalty-free license to use the trademark Swiss Army in connection with Swiss-made non-knife goods, other than timepieces, sunglasses and compasses. Under this agreement, Precise acknowledged SABI's exclusive rights to the Swiss Army trademark for non-knife products including timepieces, compasses and sunglasses. See Item 3 for discussion of legal proceedings between SABI and Precise.

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

     On January 17, 1995, Victorinox and Wenger confirmed and memorialized in writing the grant of separate trademark licenses of Swiss Army as applied to multi-function pocketknives to SABI and Precise. The license to the Company is royalty-free and continues so long as SABI is a distributor for Victorinox. Victorinox and Wenger have filed with the U.S. Patent and Trademark Office a dual application for "Swiss Army" as applied to multi-bladed knives, which application has been opposed by various third parties.

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

     The Trademark Agreement grants SABI the right to an exclusive royalty-free license of the Swiss Confederation Trademarks as applied to watches and sunglasses in the United States, Canada and the Caribbean. SABI is also granted such rights with respect to certain designated products that either it or its licensees sell in commercial quantities in the United States, Canada and the Caribbean within designated time periods. In the event SABI or its licensees do not sell commercial quantities of product categories within the time periods set by the agreement, the Swiss Confederation shall have the right, subject to certain conditions, to license the Swiss Confederation Trademarks to a third party and, in such event, SABI shall be obligated to offer such third party a license of SABI's appropriate trademark.

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

                              Victorinox Agreements
                              ---------------------
     All of SABI's products, except for the Bear MGC products, are manufactured by independent suppliers. SABI's principal supplier of pocketknives and cutlery is Victorinox, which has manufactured the Original Swiss Army Knife for the Swiss Army for more than 100 years. The loss of this supplier would have a material adverse effect on SABI's business. SABI, Victorinox's largest single customer, has been distributing Victorinox's products since 1937. Distribution was on a non-exclusive basis for more than 45 years when, as a result of understandings reached on SABI's behalf by Mr. Louis Marx, Jr. and Mr. Stanley
R. Rawn, Jr., both now SABI Directors, and Mr. Charles Elsener, Sr., Chief Executive Officer of Victorinox, SABI became Victorinox's exclusive United States distributor of Victorinox Original Swiss Army Knives under an agreement dated December 12, 1983 (as subsequently amended, the "U.S. Distribution Agreement"). In 1992 and 1993, Messrs. Marx and Rawn held extensive conversations principally in Switzerland, with Victorinox looking to expand the scope of SABI's exclusive territory. This resulted in SABI obtaining exclusive distributorship rights first in Canada, and then in Bermuda and the Caribbean areas, as well as SABI's receipt of exclusive U.S., Canadian and Caribbean distribution rights to the Victorinox Watch, which is supplied to the Company by Victorinox along with another Swiss manufacturer.

     The U.S. Distribution Agreement, together with the Company's agreements with respect to the rights obtained in 1992 and 1993 (together, the "Victorinox Agreements"), provides:

          o.SABI is the exclusive distributor in the United States, its territories and possessions, Canada (with one minor exception), Bermuda and the Caribbean (excluding Cuba so long as SABI is prohibited by United States law from operating therein) (together, the "Territories"), of Victorinox Original Swiss Army Knives and most other Victorinox cutlery products and Victorinox Swiss-made watches (collectively, "Products").

          o.The U.S. Distribution Agreement was renewed in 1998 through December 12, 2003 and is subject to renewal at five year intervals at SABI's option unless, in any two consecutive years, purchases of Products by SABI fall below the average purchases for 1981 and 1982, which was 19,766,035 Swiss francs. SABI's distribution rights in Canada, which were renewed in 1999, and the Caribbean were for initial terms of seven years subject to renewal for successive five-year periods. In the event that Victorinox elects not to renew SABI's Canada distribution rights, Victorinox will be required to pay SABI the amount of $3,500,000.

          During each calendar year, SABI must purchase from Victorinox at least 85% of the maximum quantities of each of Swiss Army Knives and cutlery (expressed in Swiss francs) purchased in any prior year. The only remedy of Victorinox for SABI's failure to achieve these goals would be the termination of SABI's U.S. distribution rights. In the years 1996 through 1998, Victorinox agreed to reduce the minimum purchase requirements. The Company met the reduced minimum purchase requirements in years 1996 through 1998. In 1999, Victorinox met the minumum purchase requirement as set forth in the U.S. Distribution Agreement.

          o.In each calendar year Victorinox must, if requested, furnish SABI with up to 105% of each type of product purchased during the immediately preceding year. Victorinox has historically been able to accommodate SABI's supply requirements even when they have exceeded such amount. However, Victorinox's plant has a finite capacity and no assurances can be given that Victorinox will continue to meet any increased supply requirements of SABI.

          o.Pricing provisions assure that the prices paid by SABI for products shipped to the United States will be as low or lower than those charged to any other Victorinox customer. In addition, SABI is granted a 4% discount on purchases of pocketknives and a 3% discount on purchases of cutlery. For products shipped directly to Canada and the Caribbean, the prices paid by SABI are Victorinox's regular export prices. SABI also pays a royalty to Victorinox of 1% of net sales of Victorinox Watches.

          o.SABI will not sell any new cutlery items without the agreement of Victorinox.

          o.SABI will have complete discretion as to advertising, packaging, pricing and other marketing matters.


     In consideration of the grant of the Canadian distribution rights in 1992, SABI issued to Victorinox 277,066 shares of common stock, par value $.10 per share, of SABI ("Common Stock"). In consideration for the grant of the Caribbean distribution rights in 1993, the Victorinox watch distribution rights and the acquisition by SABI of Victorinox's 20% interest in a subsidiary of SABI, SABI issued to Victorinox a five-year warrant to purchase 1,000,000 shares of Common Stock at a discount from the market price on the date of exercise. Victorinox exercised the warrant in full in April 1994 at a price per share of $9.75, a discount of $4.25 per share from the then current market price of SABI Common Stock. All of the shares issued upon exercise of the warrant were subsequently sold to Brae Group, Inc. ("Brae"), a corporate stockholder of SABI that is controlled by Louis Marx, Jr., a Director of SABI, in exchange for shares of the common stock of that corporation.

                                   Investments
                                   -----------
     In 1994, SABI invested a total of $7,002,990, paid in cash and in shares of stock of a publicly traded corporation, to acquire 700,299 shares of Series A Preferred Stock of Forschner Enterprises, Inc., a privately held corporation which was merged into Victory Capital LLC. In 1996, Victory Capital LLC changed its name to Hudson River Capital LLC ("Hudson River"). In 1996, SABI invested $2,000,209, paid in cash, to acquire 190,477 Series B Preferred Units of Hudson River. SABI's interest in Hudson River currently represents, in the aggregate, approximately 9.6% of the equity of Hudson River. Hudson River is a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments. The preferred units of Hudson River held by SABI carry a preference on liquidation equal to their cost and, in certain instances, are entitled to an annual preferred return.

     In 1996, Hudson River distributed pro-rata to its members all of its interest in Victory Ventures LLC, a private equity firm specializing in small market venture capital investments ("Victory Ventures"). SABI received in the distribution, and continues to hold, 890,776 Series A Preferred Units of Victory Ventures valued at the time of the distribution at $1.23 per unit, currently representing approximately 1.2% of the equity of Victory Ventures. The preferred units of Victory Ventures held by SABI carry a preference on liquidation equal to the value of the Series A Preferred Units on the date of the distribution and, in certain instances, are entitled to an annual preferred return.

     490,000 of Hudson River's common units and 2,279,763 of Hudson River's Series B Preferred Units (currently representing, in the aggregate, approximately 29.9% of Hudson River's outstanding equity) are held by Brae Capital Corporation ("Brae Capital"), a wholly-owned subsidiary of Brae. Mr. Marx is the owner of 700,000 plan units (representing approximately 7.5% of Hudson River's outstanding equity) issued by Hudson River under its Equity Incentive Plan, which entitle Mr. Marx to voting rights and to receive a portion of the appreciation of Hudson River's assets after the date of grant of such units under certain circumstances.

     490,000 of Victory Ventures' common units and 6,917,035 of Victory Ventures' Series A Preferred Units (currently representing in the aggregate, approximately 9.6% of Victory Ventures' outstanding equity) are held by Brae Capital. In addition, Brae Capital is the owner of 2,911,613 plan units (representing approximately 3.8% of Victory Ventures' outstanding equity) issued by Victory Ventures under its Equity Incentive Plan, which entitle Brae Capital to voting rights and to receive a portion of the appreciation of Victory Ventures' assets after the date of grant of such units, under certain circumstances. Pursuant to an agreement between Hudson River and Brae, if certain conditions are met, Brae is required to purchase from Hudson River at Hudson River's cost 10%, and may purchase up to 20%, of the "equity portion" (defined as the common and warrant portion, or the preferred and warrant portion if no common is purchased provided that the preferred portion is participating) of each investment made by Hudson River. Brae may allocate all or a portion of the securities to be acquired pursuant to such agreement among the officers, directors, employees, consultants and common equityholders of Hudson River and such other persons who may be in a position to benefit Hudson River in such proportions as Brae shall determine. Brae is party to a similar agreement with Victory Ventures.

     Also, Mr. Marx is a director and chairman of a private company that owns 6,841,784.4 series A preferred units of Victory Ventures (representing approximately 8.9% of the total outstanding units), and 193,652.6 series B preferred units of Hudson River (2.1% of the total outstanding units). Mr. Marx does not own any units of Victory Ventures directly.

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

                     St. John Knits, Inc. License Agreement
                     --------------------------------------

     On May 15, 1997, SABI entered into an agreement with St. John Knits, Inc. ("St. John") providing for the grant of an exclusive license, subject to certain terms and conditions, to SABI to market watches bearing the St. John trademark. St. John is a leading designer, manufacturer and marketer of fine woman's apparel. SABI introduced the St. John Timepiece Collection in November 1998. SABI discontinued the sale of the St. John Timepiece Collection in the third quarter of 1999.

Item 2. Properties.
------  ----------

     The executive and administrative offices of SABI occupy approximately 42,500 square feet of leased space in an office building located in Shelton, Connecticut. SABI moved into these premises in September, 1993. The initial term of the lease on this space expires on September 1, 2001, subject to renewal options.

     In addition, SABI leases approximately 7.4 acres in Shelton, Connecticut upon which the landlord has constructed a 85,000 square foot building that SABI uses as a facility for warehousing, distribution, imprinting and assembly. The lease commenced in June 1991 and has a term of ten years, subject to renewal options. SABI also leases approximately 13,000 square feet in a building in Toronto, Canada that it uses for office space and warehousing of products. The lease commenced in December 1992 and expired in December 1997. The Company has extended the term on this lease until December 31, 2000. Also, in 1996, SABI entered into a four-year lease for 7,000 square feet of space in a 30,000 square foot building in Bienne, Switzerland for use as a distribution center. This lease has been extended until January 2001.

     SABI believes its properties are sufficient for the current and anticipated needs of its business.

Item 3. Legal Proceedings.
------  -----------------

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

     On July 14, 1997, the Company filed with the American Arbitration Association in New York, New York a demand for arbitration against Precise. In the demand for arbitration, the Company charged that Precise had violated the license agreement dated June 30, 1992 between Precise and the Company by utilizing the trademark Swiss Army in ways prohibited by the agreement. In response, Precise alleged certain counterclaims. These claims and counterclaims between the Company and Precise were dismissed with prejudice on December 31, 1999 pursuant to the terms of a November 7, 1998 stipulation since neither party exercised its right to continue the proceeding.

     The  Company is also a  plaintiff  in several  proceedings  to enforce  its
intellectual   property   rights.   In  addition,   see  "Business  -  Trademark
Agreements".

Item 4. Submission of Matters to a Vote of Security Holders.
------  ---------------------------------------------------

        Not Applicable.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------  ---------------------------------------------------------------------
        A.         Market Information.
                   ------------------

     Shares of SABI's Common Stock trades on The Nasdaq Stock Market under the symbol "SABI". The high and low closing sales prices for shares of Common Stock, which is the only class of capital stock of SABI outstanding, as reported by Nasdaq since the first quarter of 1998 were as follows:

                             1998                   1999               2000*
                      High       Low          High      Low       High     Low

First Quarter       $12 1/16   $ 9 3/16     $10 1/8    $8 5/8    $8 1/2     $6

Second Quarter       12 1/2     10 1/4       10         7 5/8

Third Quarter        11 1/4      8 3/4       11 1/2     7 9/32

Fourth Quarter       10 3/8      8 7/8        9 1/2     6 5/8


*Through March 20, 2000.

     The public market for Common Stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices that might be obtained in transactions involving substantial numbers of shares.

        B.         Holders.
                   -------
     On March 20, 2000, shares of Common Stock were held of record by 299 persons, including several holders who are nominees for an undetermined number of beneficial owners.

        C.         Dividends.
                   ---------
     The Company has not paid a cash dividend since its inception, and its present policy is to retain earnings for use in its business. Payment of dividends is dependent upon the earnings and financial condition of SABI and other factors that its Board of Directors may deem appropriate. Under SABI's revolving credit agreement, which expires on June 30, 2001, SABI agreed not to declare or pay any dividends unless immediately following such payment SABI's is in compliance with the financial covenants set forth in the revolving credit agreement.

Item 6. Selected Financial Data
------  -----------------------

The following selected financial data for the five years ended December 31, 1999 was derived from the consolidated financial statements of the Company. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements, related notes and other financial information included herein.

(In thousands, except per share amounts)            Year Ended December 31,
----------------------------------------

Operating Data:                    1999          1998       1997(1)      1996(2)     1995
                                   ----          ----       -------      -------     ----
Net sales                        $ 129,452     $127,851    $118,744     $130,030   $126,695
Gross profit                        50,846       49,982      42,724       40,836     44,264
Selling, general and
 administrative expenses            46,305       49,005      49,639       46,241     40,265
Operating income (loss)              4,541          977      (6,915)      (5,405)     3,999
Gain (loss) on sale (write-down)
 of investments                     (2,280)       1,651         398       (2,382)     1,771
Other income (expense), net           (610)          55         116          179       (134)
Income (loss) before income taxes    1,651        2,683      (6,401)      (7,608)     5,636
Income tax provision (benefit)       1,531        1,220      (2,376)      (2,343)     2,523
                                  ---------     --------    --------     --------   --------
Net income (loss)                 $    120       $1,463     ($4,025)     ($5,265)    $3,113
                                  =========     ========    ========     ========   ========
Earnings per share:
     Basic                          $ 0.02       $ 0.18      ($0.49)      ($0.64)     $0.38
     Diluted                        $ 0.01       $ 0.18      ($0.49)      ($0.64)     $0.38
Balance Sheet Data:
Current assets                   $  70,540     $ 70,383     $64,144      $70,933    $74,355
Total assets                       107,604      100,404      94,051       98,643    101,230
Current liabilities                 19,169       25,210      18,343       18,787     16,291
Long-term debt                      11,362          -           -            -          -
Stockholders' equity                76,380       74,598      75,708       79,856     84,939
Cash dividends per common share  $     -       $    -       $   -        $   -      $   -
Weighted average number of shares outstanding:
      Basic                          7,862        8,138       8,209        8,202      8,185
      Diluted                        8,021        8,236       8,209        8,202      8,236

     (1) The financial results for 1997 include a $1.3 million write-off of discontinued inventory (included in cost of sales) and $0.8 million of restructuring costs (included in selling, general and administrative expenses). See Note 16 to the Company's Consolidated Financial Statements.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------
                           FORWARD LOOKING STATEMENTS

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

Results of Operations

     The financial results for 1999 and 1997 were negatively impacted by investment write-downs, inventory write-offs and restructuring costs. The 1999 results included a $2.7 million ($2.4 million after-tax) write-down of the Company's investment in Hudson River Capital LLC. The 1997 financial results included a $1.3 million inventory write-off of discontinued inventory (included in cost of sales) and $0.8 million of restructuring costs (included in selling, general and administrative expenses). These restructuring costs primarily consisted of severance and related expenses.

     The following table shows, as a percentage of net sales, the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999:

                                         Year Ended December 31,
                                  1999            1998            1997
                                  ----            ----            ----

Net sales                        100.0%          100.0%          100.0%
Cost of sales                     60.7            60.9            64.0
                                 -----           -----           -----
Gross profit                      39.3            39.1            36.0
Selling, general and
  administrative expense          35.8            38.3            41.8
                                 -----           -----           -----
Operating income (loss)            3.5             0.8            (5.8)
Interest income (expense), net    (0.5)             -               .1
Gain (loss) on sale (write-down)
  of investments                  (1.8)            1.3              .3
Other income, net                   -               -               -
                                  -----           -----           -----
Income (loss) before
  income taxes                     1.2             2.1            (5.4)
Income tax provision (benefit)     1.1             1.0            (2.0)
                                  -----           -----           -----
Net income (loss)                  0.1%            1.1%           (3.4%)
                                  =====           =====           =====

Comparison of the Years Ended December 31, 1999 and December 31, 1998
---------------------------------------------------------------------

     Net sales for the year ended December 31, 1999 were $129.5 million compared with $127.9 million for the same period in 1998, representing an increase of $1.6 million or 1.3%. The sales increase was due primarily to $5.3 million in sales related to Bear Cutlery, Inc., an increase in sales of new Victorinox products, primarily the Victorinox CyberTool, SwissCard and AutoTool, and an increase in North American sales of Swiss Army Brand Watches. The increases were partially offset by a decrease in sales of watches marketed under the St. John Timepiece Collection and a decrease in sales of Swiss Army Brand Sunglasses.

     Gross profit for the year ended December 31, 1999 was $50.8 million, 1.7% higher than in 1998. The increase in gross profit was primarily due to the increase in the value of the U.S. dollar versus the Swiss franc and an increase in net sales, partially offset by unfavorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross profit, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current estimated Swiss franc requirements, the Company believes it is hedged through the first quarter of 2001. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

     Selling, general and administrative expenses for the year ended December 31, 1999 were $46.3 million, $2.7 million or 5.5% lower than in 1998. The expense decrease resulted primarily from decreased advertising and merchandising expense related to Swiss Army Brand Sunglasses offset in part by expenses related to Bear. As a percentage of net sales, selling, general and administrative expenses decreased to 35.8% in 1999 from 38.3% in 1998.

     As a result of the above, the Company recorded operating income of $4.5 million for the year ended December 31, 1999 compared to $1.0 million in 1998.

     Interest expense of $748,000 for the year ended December 31, 1999 was $615,000 higher than interest expense in 1998 due to the debt incurred related to the acquisition of Bear, and the Company's repurchase of $3.6 million of its common stock since the fourth quarter of 1998.

     Interest income of $44,000 for the year ended December 31, 1999 was $144,000 lower than interest income in 1998, due to decreased cash balances during 1999 compared to 1998.

     Gain (loss) on sale of investments was a loss of $2,280,000 for the year ended December 31, 1999 compared to a gain of $1,651,000 in 1998. The loss in 1999 consisted of a $2.7 million non-cash write-down of the Company's investment in Hudson River Capital LLC due to the other than temporary impairment in the value of the investment, offset in part by a $420,000 gain related to the sale of the Company's investment in Iron Mountain, Inc. In 1998, the Company recorded a $1.5 million gain due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC; received distributions from Victory Ventures LLC consisting of common stock in two publicly traded entities, both of which were sold by the Company resulting in a $57,000 gain; and sold its investment in SWWT, Inc. and realized a gain of $94,000.

     As a result of the above, the income before income taxes was $1,651,000 for the year ended December 31, 1999 compared to $2,683,000 in 1998.

     Income tax expense (benefit) was provided at an effective rate of 92.7% for the year ended December 31, 1999 compared to 45.5% for the year ended December 31, 1998. The change in the effective rate was the result of the Company taking limited tax benefits on the capital loss write-down of the Hudson River Capital LLC investment.

     As a result of the above, the net income for the year ended December 31, 1999 was $120,000 ($0.01 per share-diluted, $0.02 per share-basic) compared to $1.5 million ($0.18 per share-basic and diluted) in 1998.

Comparison of the Years Ended December 31, 1998 and December 31, 1997
---------------------------------------------------------------------

     Net sales for the year ended December 31, 1998 were $127.9 million compared with $118.7 million for the same period in 1997, representing an increase of $9.1 million or 7.7%. The sales increase was due primarily to a 14.2% increase in sales of Victorinox products, primarily the Victorinox SwissTool and SwissCard, and an increase in sales of Swiss Army Brand Sunglasses and the introduction of watches marketed under the St. John Timepiece Collection.

     Gross profit for the year ended December 31, 1998 was $50.0 million, 17.0% higher than in 1997. The increase in gross profit was primarily due to an increase in net sales, an increase in the value of the U.S. dollar versus the Swiss franc, and a $1.3 million inventory write-off in 1997.

     Selling, general and administrative expenses for the year ended December 31, 1998 were $49.0 million, $0.6 million or 1.3% lower than in 1997. The expense decrease resulted primarily from decreased advertising expense offset by increased expenditures in the areas of product development and merchandising and promotion. As a percentage of net sales, selling, general and administrative expenses decreased to 38.3% in 1998 from 41.8% in 1997.

     As a result of the above, the Company recorded operating income of $1.0 million for the year ended December 31, 1998 compared to an operating loss of $6.9 million in 1997.

     Interest expense of $133,000 for the year ended December 31, 1998 was $93,000 higher than interest expense in 1997, due to higher borrowings in 1998 related to the Company's repurchase of $3.1 million of its common stock.

     Interest income of $188,000 for the year ended December 31, 1998 was $33,000 higher than interest income in 1997, due to increased invested cash balances during the first half of 1998 compared to 1997.

     The gain on sale of investments for the year ended December 31, 1998 was $1.7 million compared to $398,000 in 1997. In 1998, the Company recorded a $1.5 million gain due to a cash and stock distribution from the Company's investment in Hudson River Capital LLC. In addition, the Company received distributions from Victory Ventures LLC consisting of common stock in two publicly traded entities, both of which were sold by the Company resulting in a $57,000 gain; and sold its investment in SWWT, Inc. and realized a gain of $94,000. The gain in 1997 was due to a distribution from the Company's investment in Victory Ventures LLC and a $112,000 recovery of a privately held entity that was written-off in 1996.

     As a result of the above, the income before income taxes for the year ended December 31, 1998 was $2.7 million compared to $6.4 million loss in 1997.

     Income tax expense (benefit) was provided at an effective rate of 45.5% for the year ended December 31, 1998 compared to 37.1% for the year ended December 31, 1997. The change in the effective tax rate was due to foreign and state income taxes.

     As a result of the above, the net income for the year ended December 31, 1998 was $1.5 million ($0.18 per share) compared to $4.0 million loss ($0.49 per share) in 1997.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1999, the Company had working capital of $51.4 million compared with $45.2 million as of December 31, 1998, an increase of $6.2 million. Significant sources of working capital included proceeds from the sale of long-term investments of $1.9 million and the conversion of short-term debt to long-term debt. Also, working capital increased due to the acquisition of Bear. Significant uses of working capital consisted of additions to other assets of $3.8 million, capital expenditures of $1.7 million and repurchases of common stock of $0.5 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $4.9 million in the year ended December 31, 1999 compared to $0.2 million in the year ended December 31, 1998. The change primarily resulted from a decrease in inventory in 1999 compared to an increase in 1998, a smaller increase in accounts receivable in 1999 compared to 1998, a decrease in prepaid and other in 1999 compared to an increase in 1998 and an increase in accrued liabilities in 1999 compared to a decrease in 1998, offset in part by a decrease in accounts payable in 1999 compared to an increase in 1998.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreement. As of December 31, 1999, the Company had $12,237,000 of outstanding borrowings under its bank agreement. The Company currently has a $23.0 million credit line, consisting of a $16.0 million revolving credit line and a $7.0 million term loan. The revolving credit line expires in June 2001. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources continue to be sufficient to meet its operating needs.

Year 2000
---------

     The Company conducted a review of its computer systems and operations to identify those areas that could have been affected by the "Year 2000" issue and developed an implementation plan to minimize disruption. Based upon that assessment, certain computer systems were vulnerable to the Year 2000 issues. The Company modified certain software and hardware, and made investment in new software and hardware, which successfully mitigated the effect of the Year 2000 problem as it related to its own computer systems. The Company's operations incurred no disruption of their ability to conduct business.

     The costs associated with the Year 2000 compliance were approximately $100,000. As of December 31, 1999, all the costs have been incurred.

     The Company also communicated with its significant suppliers and service providers to ensure that those parties had appropriate plans to manage the Year 2000 issue as it relates to the Company's operations. The Company experienced no significant problems with its key suppliers, service providers or customers as a result of the Year 2000 issue.

Recently Issued Accounting Standards
------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting and reporting standards for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001. The Company is currently evaluating the impact of SFAS No. 133 on the Company's financial position and results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

Foreign Exchange Risk
---------------------

     The Company is exposed to significant market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At December 31, 1999, the Company entered into foreign currency contracts and options to purchase approximately 107,000,000 Swiss francs in 2000 and 2001 at a weighted average rate $1.509 Swiss franc/dollar. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At December 31, 1999, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition. See Notes to
Consolidated Financial Statements for further discussion of the Company's accounting policies and other information related to it foreign exchange instruments.

Item 8. Financial Statements and Supplementary Data
------  -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9. Disagreements on Accounting and Financial Disclosure
------  ----------------------------------------------------

        None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

     Incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 2000.

Item 11. Executive Compensation
-------  ----------------------

     Incorporated herein by reference to the information under the headings "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Compensation of Executive Officers", "Options" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

     Incorporated herein by reference to the information under the headings "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 2000.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

     Incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholder's scheduled to be held May 18, 2000.

                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------  ----------------------------------------------------------------

(a)      Documents filed as part of this report:
                                                                        Page(s)

(1)
         Financial Statements:

         Report of Independent Public Accountants                           F-1

         Consolidated Balance Sheets - December 31, 1999 and 1998    F-2 to F-3

         Consolidated Statements of Operations for the Years Ended
          December 31, 1999, 1998 and 1997                                  F-4

         Consolidated Statements of Stockholders' Equity and
          Comprehensive Income for the Years
          Ended December 31, 1999, 1998 and 1997                            F-5

         Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1999, 1998 and 1997                            F-6

         Notes to Consolidated Financial Statements                 F-7 to F-23
(2)
         Schedule --

         Schedule II -- Valuation and Qualifying Accounts
          for the Years Ended December 31, 1999, 1998 and 1997             F-24

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders of Swiss Army Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Swiss Army Brands, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Army Brands, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                          ARTHUR ANDERSEN LLP

Stamford, Connecticut
  February 18, 2000


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS
                                                            December 31,
                                                      1999              1998
                                                      ----              ----

Current assets
   Cash and cash equivalents                        $1,302             $1,309

   Accounts receivable, less
    allowance for doubtful accounts
    of  $1,060 and $975, respectively               33,718             31,321

   Inventories                                      30,227             28,890

   Deferred income taxes                             2,235              2,205

   Prepaid and other                                 3,058              6,658
                                                    ------            -------
      Total current assets                          70,540             70,383
                                                    ------            -------

Deferred income taxes                                1,474              1,069


Property, plant and equipment, net                   4,856              3,735


Investments                                          4,476              9,467


Intangible assets, net                              11,548              2,875


Other assets, net                                   14,710             12,875
                                                    ------             ------
Total assets                                      $107,604           $100,404
                                                  ========           ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
Total Liabilities                                      1999             1998

Current liabilities

   Current portion of long-term debt                   $875            $5,140

   Accounts payable                                   7,732            12,439
   Accrued liabilities                               10,562             7,631
                                                     ------            ------
 Total current liabilities                           19,169            25,210
                                                     ------            ------
Long-term liabilities

   Long-term debt                                    11,362               -

   Other                                                693               596
                                                     ------            ------
                                                     31,224            25,806

Commitments and contingencies (Note 15)

Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -
      2,000,000; no shares issued                       -                 -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued - 8,866,218
      and 8,858,218, respectively                       886              885

   Additional paid-in capital                        49,137           46,472

   Accumulated other comprehensive income (loss)       (401)             177

   Retained earnings                                 35,576           35,456
                                                     ------           ------
                                                     85,198           82,990

   Less: Treasury stock; 1,014,108 and
958,108 shares,  respectively                        (8,711)          (8,194)

         Deferred compensation                         (107)            (198)
                                                     ------           ------
   Total stockholders' equity                        76,380           74,598
                                                     ------           ------

Total liabilities and stockholders' equity       $  107,604         $100,404
                                                    =======          =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                                       F-3


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                 Year Ended December 31,
                                                 -----------------------
                                      1999              1998             1997
                                      ----              ----             ----

Net sales                           $129,452         $127,851          $118,744
Cost of sales                         78,606           77,869            76,020
                                    --------         --------          --------
Gross profit                          50,846           49,982            42,724
Selling, general, administrative
  expenses                            46,305           49,005            49,639
                                    --------         --------          --------
Operating income (loss)                4,541              977            (6,915)
                                    --------         --------          --------
Interest expense                        (748)            (133)              (40)
Interest income                           44              188               155
Gain (loss) on sale (write-down)
  of investments                      (2,280)           1,651               398
Other income, net                         94              -                   1
                                    --------         --------          --------
Total interest and other
  income (expense), net               (2,890)           1,706               514
                                    --------         --------          --------
Income (loss) before income taxes      1,651            2,683            (6,401)
Income tax provision (benefit)         1,531            1,220            (2,376)
                                    --------         --------          --------
Net income (loss)                      $ 120           $1,463           ($4,025)
                                    ========         ========          ========
Earnings per share:
  Basic                                $0.02            $0.18            ($0.49)
                                    ========         ========          ========
  Diluted                              $0.01            $0.18            ($0.49)
                                    ========         ========          ========
Weighted average number of shares
  outstanding:
  Basic                                7,862            8,138             8,209
                                    ========         ========          ========
  Diluted                              8,021            8,236             8,209
                                    ========         ========          ========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (in thousands, except share data)

                                                                       Accumulated
                              Common Stock            Additional          Other
                              Par Value $.10           Paid-In        Comprehensive       Retained       Treasury     Comprehensive
                            Shares    Amount            Capital       Income (Loss)       Earnings        Stock       Income (Loss)

BALANCE
December 31, 1996         8,822,968     $882            $46,182           ($113)           $38,018       ($5,113)

Comprehensive Loss:
   Net loss                   -           -                 -                -              (4,025)          -           ($4,025)
   Foreign currency
     translation adjustment   -           -                 -              (127)               -             -              (127)
                                                                                                                          -------
Comprehensive Loss                                                                                                       ($4,152)
                                                                                                                          =======
Stock options exercised         750       -                   4              -                 -             -
                          ----------    -----            -------           -----           --------       -------
BALANCE
December 31, 1997         8,823,718      882             46,186            (240)            33,993        (5,113)

Comprehensive Income:
   Net income                 -           -                 -                -               1,463           -            $1,463
   Unrealized gain on
      marketable securities   -           -                 -               603                -             -               603
   Foreign currency
     translation adjustment   -           -                 -              (186)               -             -              (186)
                                                                                                                          -------
Comprehensive Income                                                                                                      $1,880
                                                                                                                          =======
Stock options exercised       9,500       -                  70              -                 -             -
Stock grant                  25,000        3                216              -                 -             -
Repurchase of common stock    -           -                 -                -                 -          (3,081)
                          ----------   ------            -------           -----           --------       -------

BALANCE
December 31, 1998         8,858,218      885             46,472             177             35,456        (8,194)

Comprehensive Loss:
   Net income                 -           -                 -                -                 120           -              $120
   Foreign currency
     translation adjustment   -           -                 -               233                -             -               233
   Unrealized gain in
     marketable securities    -           -                 -              (811)               -             -              (811)
                                                                                                                           ------
Comprehensive Loss                                                                                                         ($458)
                                                                                                                           ======
Acquisition of Bear MGC
   Cutlery, Inc.              -           -               2,630              -                 -             -
Stock options exercised      10,000        1                 53              -                 -             -
Cancellation of stock grant  (2,000)      -                 (18)             -                 -             -
Repurchase of common stock    -           -                 -                -                 -           (517)
                          ----------   ------            -------          -----            --------      -------
BALANCE
December 31, 1999         8,866,218     $886            $49,137           ($401)           $35,576      ($8,711)
                          ==========   ======            =======          =====            ========      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                     -----------------------
                                                 1999            1998            1997
                                                 ----            ----            ----


Cash flows from operating activities:
   Net income (loss)                            $ 120           $1,463         ($4,025)
   Adjustments to reconcile net income (loss)
     to cash provided from operating activities:
      Depreciation and amortization             3,230            2,834           2,709
      Stock compensation expense                   73               21             -
      Deferred income taxes                      (435)           2,652          (1,034)
      (Gain) loss on (sale) write-down
        of investments                          2,280           (1,651)           (398)
                                               -------          -------        --------
                                                5,268            5,319          (2,748)

Changes in other current assets and liabilities:
   Accounts receivable                         (1,206)          (3,167)          4,745
   Inventories                                    383           (1,433)          2,204
   Prepaid and other                            3,652           (2,814)           (967)
   Accounts payable                            (5,030)           3,937          (2,462)
   Accrued liabilities                          1,872           (1,661)          1,880
                                               -------          -------        --------
    Net cash provided from operating
      activities                                4,939              181           2,652
                                               -------          -------        --------
Cash flows from investing activities:
   Acquisition of Bear MGC Cutlery, Inc.,
     net of cash acquired                      (7,982)             -               -
   Capital expenditures                        (1,698)          (1,302)         (1,056)
   Additions to other assets                   (3,776)          (2,701)         (3,070)
   Proceeds from sales of investments           1,972            1,949             550
                                               -------         --------        --------
   Net cash used for investing activities     (11,484)          (2,054)         (3,576)

Cash flows from financing activities:
   Borrowings under bank agreements            59,440           32,914           1,930
   Repayments under bank agreements           (52,343)         (27,774)         (1,930)
   Repurchase of common stock                    (517)          (3,081)            -
   Proceeds from exercise of stock
     options and warrants                          54               70               4
                                              --------         --------        --------
   Net cash provided from financing activities  6,634            2,129               4
                                              --------         --------        --------

 Effect of exchange rate changes on cash          (96)             (25)            (69)
 Net increase (decrease) in cash and cash
    equivalents                                    (7)             231            (989)
   Cash and cash equivalents, beginning
    of period                                   1,309            1,078           2,067
                                              --------         --------        --------
   Cash and cash equivalents, end of period   $ 1,302          $ 1,309         $ 1,078
                                              ========         ========        ========

Cash paid during the period:
   Interest                                  $    766         $    102         $    34
                                              ========         ========        ========
   Income taxes                              $    618         $  1,752         $   321
                                              ========         ========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     NATURE OF BUSINESS
          Swiss Army Brands, Inc. ("Swiss Army" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox SwissTool, Victorinox SwissCard, Victorinox Cutlery and Victorinox Watches. Swiss Army also markets its own line of Swiss Army Brand Watches, Swiss Army Brand Sunglasses and Swiss Army Brand Writing Instruments under its Swiss Army Brand worldwide. In addition, in 1999, the Company began manufacture and distributing Bear MGC knives and multi-tools. Swiss Army has only one business segment - the importation, manufacture and distribution of cutlery, knives, multi-tools, watches and other consumer products. No customer accounted for greater than 10% of net sales in any of the three years ended December 31, 1999.

          In April 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Bear MGC Cutlery, Inc., which manufactured and distributed Bear MGC knives and multi-tools. See Note 4 for further information.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

          The  consolidated  financial  statements  include the  accounts of the
          Company   and   its   wholly-owned   subsidiaries.   All   significant
          inter-company transactions have been eliminated.

         Revenue recognition
          The Company recognizes revenue upon shipment of product. Net sales are comprised of gross revenues less returns, trade discounts and customer allowances.

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

         Inventories
          Domestic inventories are valued at the lower of cost determined by the last-in, first-out (LIFO) method or market. Had the first-in, first-out (FIFO) method been used to value domestic inventories as of December 31, 1999 and 1998, the amount at which inventories are stated would have been $3,372,000 and $3,076,000 higher, respectively. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories primarily consist of finished goods and packaging materials.

         Property, plant and equipment
          Property, plant and equipment are stated at cost. Major improvements that add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment are comprised of the following:

                                                              December 31,
                                                          1999          1998
                                                             (in thousands)
                                                          ------------------
                      Leasehold improvements              $1,133       $1,115
                      Equipment                            8,485        5,966
                      Furniture and fixtures               1,458        1,290
                                                          ------       ------
                                                          11,076        8,371
                      Accumulated depreciation            (6,220)      (4,636)
                                                          ------       ------
                                                          $4,856       $3,735
                                                          ======       ======

          Depreciation is computed principally by use of the straight-line method based on the following estimated useful lives:

                                                                       Years
                                                                       -----
                           Equipment                                  3 to 10
                           Furniture and fixtures                     3 to 10

          The provision for amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the assets or terms of the leases, whichever is shorter. For the years ended December 31, 1999, 1998, and 1997, depreciation expense of property, plant and equipment was approximately $1,594,000, $1,300,000 and $1,260,000, respectively.

         Long-lived assets
          The Company follows Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company continually reviews the recoverability of the carrying value of these assets using the provisions of SFAS No. 121. Based upon the Company's review of its long-lived assets, no impairment exists at December 31, 1999.

         Investments
          Investments in preferred units are accounted for at cost, subject to review for impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

          Investments in common stock of companies in which the Company owns less than 20% are accounted for at fair value, subject to review for impairment. Changes between cost and fair value are reflected as a component of stockholders' equity. Any write-down of the cost due to impairment is reflected in income.

         Earnings per share
          Basic earnings per share is computed by dividing net income (loss) by the number of weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. No common share equivalents have been included in the year ended December 31, 1997, as they would have had an anti-dilutive effect. Common share equivalents are calculated using the treasury stock method.

         Stock-based compensation
          The Company accounts for stock options and warrants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", are included in Note 14.

         Income taxes
          The provision for income taxes, as determined using the liability method, includes deferred taxes resulting from temporary differences in income for financial and tax purposes. Such temporary differences primarily result from differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

         Recent Accounting Pronouncements
          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting and reporting standards for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001. The Company is currently evaluating the impact of SFAS No. 133 on the Company's financial position and results of operations.

         Reclassifications
          Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.


(3)     INTANGIBLE ASSETS
              Intangible assets are comprised of the following:
                                                            December 31,
                                                         1999         1998
                                                         ----         ----

              Goodwill (A)                             $ 8,153      $   -
              Foreign distributon rights (B)             2,207        2,875
              Trademark rights (C)                       1,188          -
                                                       --------     --------
                                                       $11,548       $2,875
                                                       ========     ========


          (A) Represents the goodwill related to the acquisition of Bear MGC Cutlery, Inc. The goodwill is being amortized on a straight-line basis over 20 years. See Note 4 for further discussion.

          (B) Represents foreign distribution rights with Victorinox Cutlery Company ("Victorinox"). The foreign distribution rights are being amortized on a straight-line basis over 10 years. See Note 5 for further discussion.

          (C) On August 17, 1999, the Company purchased all the rights in and trademarks containing Swiss Martial Terms, as defined, from S.A.W. Company S.A. These trademark rights are being amortized as a straight-line basis over 10 years.

          For the years ended December 31, 1999, 1998, and 1997, amortization expense was $916,000, $674 000 and $674,000, respectively.

(4)     ACQUISTION
          On April 16, 1999, Swiss Army and Bear Cutlery, Inc. ("Bear"), a Delaware corporation and a wholly- owned subsidiary of Swiss Army (collectively, the "Buyer"), entered into an Asset Purchase Agreement (the "Agreement") with Bear MGC Cutlery, Inc. ("Bear MGC") and the stockholders (the "Shareholders") of Bear MGC, pursuant to which the Buyer acquired substantially all of the assets and assumed certain of the liabilities of Bear MGC. In consideration for the acquisition of the assets, the Buyer paid Bear MGC $6,970,000 in cash and repaid debt of $298,000 upon execution of the Agreement. In further consideration of the acquired assets, on each of April 16, 2000, 2001 and 2002, the Company shall transfer to Bear MGC 52,868 shares of its common stock, valued at $500,000 (based on the average daily closing price of the common stock during the 30 trading days prior to April 16, 1999). The total value of these shares of common stock is included in additional paid-in capital as of December 31, 1999. Pursuant to the Agreement, Swiss Army will also pay an additional $2,130,000 ( $1.0 million in cash and $1.13 million in common stock of Swiss Army) because Bear attained certain earnings targets for the year ending December 31, 1999. The cash amount is to be paid in April 2000 and has been included in accrued liabilities and the common stock amount has been included in additional paid-in capital as of December 31,1999.

          The purchase method of accounting was used to account for the acquisition. The aggregate purchase price has been allocated to the assets and liabilities of Bear based on preliminary estimates of fair market value. Any adjustments resulting from the final purchase price allocation, which could result in changes to the carrying values of assets and liabilities, including goodwill, are not expected to be material to the consolidated financial statements. The purchase price has resulted in acquired goodwill of approximately $8.4 million, which is being amortized on a straight-line basis over 20 years. The following is a summary of the preliminary allocation (in thousands):

                   Cash                                       $ 16
                   Accounts receivable                       1,175
                   Inventory                                 1,497
                   Other current assets                         13
                   Plant and equipment                       1,025
                   Goodwill                                  8,368
                   Accrued expenses and other liabilities      466
                                                            ------
                           Total                           $11,628
                                                            ======

          The unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, respectively, had the acquisition of Bear occurred at the beginning of each of the periods presented, are provided in the following table. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, increased interest on debt, additional issuance of common stock, and the related income tax effect. For purposes of computing income taxes, an effective tax rate of 40% was used. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such periods and is not intended to be indicative of future results.


                                                      Year Ended December 31,
                                                      1999              1998
                                                     (Unaudited, in thousands
                                                       except per share data)

                   Net sales                         $131,398          $134,743
                   Net income                             261             1,802
                   Earnings per share - basic
                     and diluted                         0.03              0.21


(5)     PRINCIPAL SUPPLIERS
          Swiss Army imports for resale all of its Swiss Army Knives, SwissTools, SwissCards and most of its other cutlery products from a principal supplier, Victorinox, a Swiss company. Effective December 12, 1998, Swiss Army renewed a five-year agreement with Victorinox, which appoints Swiss Army as exclusive distributor of Victorinox
          Original Swiss Army Knives, Victorinox SwissTools, Victorinox SwissCards and Victorinox Cutlery and which gives Swiss Army exclusive rights to use Victorinox trademarks and trade names in the United States with respect to those products. The agreement is subject to renewal at five year intervals at the Company's option and remains in effect as long as Swiss Army continues to purchase quantities of Swiss Army Knives and cutlery (based on the Swiss franc purchase price) at least equal to 85% of the maximum amount of purchases of each in any preceding year. In the years 1998 and 1997, Victorinox agreed to reduce the minimum purchase requirements. The Company met the reduced minimum purchase requirements in 1998 and 1997. In 1999, the Company met the minimum purchase requirement as set forth in the distribution agreement. Pursuant to this agreement, Swiss Army must obtain Victorinox's permission to sell new cutlery items. All of the Swiss Army Knives and certain of the cutlery items that Swiss Army sells in Canada and the Caribbean also are supplied by Victorinox.

          Foreign distribution rights with Victorinox are comprised of the following:

                                                              December 31,
                                                          1999            1998
                                                          ----            ----
                                                             (in thousands)

               Canadian distribution
                  rights (A)                             $3,483          $3,483
               Caribbean and Victorinox Watch
                  distribution rights (B)                 3,261           3,261
                                                         -------        --------
                                                          6,744           6,744
               Accumulated amortization                  (4,537)         (3,869)
                                                         -------        --------
                                                         $2,207          $2,875
                                                         =======        ========

          (A) In April 1992, Swiss Army entered into an agreement with Victorinox under which it received the exclusive distribution rights for Victorinox Original Swiss Army Knives in Canada and was appointed the principal distributor of Victorinox professional cutlery in Canada. In exchange for the grant of these rights, Swiss Army issued to Victorinox 277,066 shares of its common stock from treasury. The rights received were awarded to Swiss Army for a fixed seven-year term, which were renewed in April 1999, with a continuous five-year renewal arrangement upon expiration of the fixed term. Victorinox has the right not to renew the agreement; however, should Victorinox choose not to renew the agreement, Victorinox is required to pay Swiss Army $3,500,000.

          (B) In December 1993, Swiss Army entered into an agreement with Victorinox under which it received the exclusive distribution rights for Victorinox Original Swiss Army Knives and professional cutlery in the Caribbean. Swiss Army also received the right to distribute Victorinox Swiss-made watches in the United States, Canada and the Caribbean and acquired the 20% share of the Company's subsidiary, Victorinox of Switzerland, Ltd., that Victorinox owned. As part of the agreement, Swiss Army pays Victorinox a royalty of 1% of net sales of Victorinox Watches. The Caribbean distribution rights are for a fixed seven-year term automatically renewable in successive five-year periods unless either party notifies the other at least six months prior to expiration of such period of its intent not to renew. The term of Victorinox Watch distribution rights in each territory coincides with the term for Victorinox cutlery products in that territory.

          The Company does not have any manufacturing facilities, except for the facility that manufacturers Bear MGC products, and imports virtually all of its products from independent suppliers. The Company's business is subject to certain risks related to its arrangements with its foreign suppliers, including possible restrictions on transfer of funds, the risk of imposition of quotas on the amount of products that may be imported into the United States (although no quota currently exists), maritime union strikes and political instability. Although the Company has exclusive distributorship agreements with Victorinox, its principal supplier, it does not have such contractual arrangements with its other suppliers. The agreements with Victorinox provides for certain minimum annual purchases of products by the Company, and failure to achieve these goals would result in Victorinox having the right to terminate the agreements. Although the Company has a contractual right to receive minimum quantities of Swiss Army Knives from Victorinox, were this source of supply to fail for any reason, the Company probably would be unable to find an alternative source. Any termination or substantial disruption of the Company's relationships with Victorinox would have a material adverse effect on its operation and results. Virtually all of the Company's imported products are subject to United States custom duties.

          Although approximately 72%, or $19,700,000, of total payments for watches and watch parts in 1999 were made to a single watch supplier, which is responsible for the final assembly of watch components manufactured by several manufacturers, the Company believes that alternate watch suppliers would be available, if necessary. Furthermore, the Company believes that the loss of this supplier of Swiss Army Brand Watches would not have a material adverse effect on the Company's business.

(6)     RELATED PARTY TRANSACTIONS

          Until 1998, one of Swiss Army's directors was a partner in a law firm that provided legal services to the Company. For the years ended December 31, 1998 and 1997, Swiss Army incurred fees of $174,000 and $629,000, respectively, relating to these services.

          Four of Swiss Army's directors serve as directors of Hudson River Capital LLC, including two who serve as Co-Chairman. Five of Swiss Army's directors serve as directors of Victory Ventures LLC, including one who serves as Co-Chairman. See Note 7 for further discussion.

          In July 1994, Swiss Army entered into a Services Agreement with Brae Group, Inc. ("Brae"), a company that is a stockholder of Swiss Army and in which a Swiss Army director and a principal supplier have a controlling and non-controlling stock interest, respectively. Under the Services Agreement, Brae agreed to provide various services to Swiss Army for a period of four years relating to maintaining, enhancing and expanding Swiss Army's relationship with the Company's principal supplier. In exchange for these services, Brae received an option to purchase 500,000 shares of Swiss Army's common stock at the then current market price of $10.75 per share. The option vested immediately and can be exercised for 10 years from the date of the Services Agreement.

          On May 1, 1998, the Company entered into an agreement with an affiliated company whereby this company would supply Swiss Army with legal services. The fees incurred for the years ended December 31, 1999 and 1998 were approximately $179,000 and $103,000, respectively. This agreement can be terminated by either party upon thirty days written notice.

(7)     INVESTMENTS
              Investments are comprised of the following:

                                                               December 31,

                                                          1999           1998
                                                               (in thousands)

               Preferred units of Hudson
                  River Capital LLC (A)                   $3,613        $6,313
               Preferred units of
                  Victory Ventures LLC (B)                   851           851
              Common stock of Iron Mountain, Inc. (C)         -          2,273
              Common stock of Chaparral Resources, Inc. (D)   12            30
                                                          -------       -------
                  Total investments                       $4,476        $9,467
                                                          =======       =======

          (A) Hudson River Capital LLC ("Hudson River"), is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In January 1998, Hudson River distributed to the Company $1,613,000 in cash and authorized the distribution of 63,019 shares of common stock (as adjusted for a three to two stock split), valued at $1,481,000, of Iron Mountain Inc. ("Iron Mountain"). In 1998, the Company recognized a $1.5 million gain on this cash and common stock distribution which is included in gain on sale of investments in the accompanying financial statements. In 1999, the Company recorded a $2.7 million write-down of its investment in Hudson River due to the other than temporary impairment in the value of the investment. At December 31, 1999 and 1998, the Company owned 890,776 preferred units of Hudson River which represented approximately 9.6% of the outstanding equity of Hudson River. The preferred units in Hudson River owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company accounts for this investment on the cost basis, subject to review for impairment. Since this investment does not have a readily determinable fair value, the valuation of this investment is subject to uncertainty.

          (B) Victory Ventures LLC ("Victory Ventures")is a private equity firm specializing in small market venture capital investments. In 1997, the Company received a cash distribution from Victory Ventures of
          $438,000, of which $286,000 was recorded as a gain and has been included in gain (loss) on sale (write-down) of investments. In 1997, Victory Ventures distributed to its members its investment in Chaparral Resources, Inc. ("Chaparral"). See (D) for further discussion. In 1998, Victory distributed 3,053 shares of common stock of Micromuse and 4,178 shares of common stock of FaxSav. The Company liquidated these investments in 1998 and realized a gain of approximately $57,000 on these investments. At December 31, 1999 and 1998, the Company owned 890,776 preferred units of Victory Ventures which represented approximately 1.2% and 1.3% of the outstanding equity of Victory Ventures, respectively. The preferred units in Victory Ventures owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company accounts for this investment on the cost basis, subject to review for impairment. Since this investment does not have a readily determinable fair value, the valuation of this investment is subject to uncertainty.

          (C) Iron Mountain, a publicly traded company, is a full service provider of records management and related services. At December 31, 1998, the Company owned 63,019 shares of Iron Mountain stock valued at $36.06 per share. The Company accounted for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders' equity. In January 1999, the Company sold its entire investment in Iron Mountain and recognized a gain of approximately $420,000.

          (D) Chaparral, a publicly traded company, is an independent oil and gas exploration and production company. At December 31, 1999, the Company owned 1,461 shares (adjusted for a reverse stock split of one share in exchange for sixty) of Chapparal common stock valued at $7.88 per share. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a component of stockholders' equity.

(8)     OTHER ASSETS
              Other assets are comprised of the following :

                                               December 31,        Amortization
                                            1999        1998          Period
                                            ----        ----       ------------
                                              (in thousands)
       Cash surrender value of
           life insurance (see Note 15)  $14,111      $12,044           N/A

       Other                               3,085        2,808         1-5 years
                                         --------     --------
       Accumulated amortization           (2,486)      (1,977)
                                         --------     --------
                                         $14,710      $12,875
                                         ========     ========

          For the years ended December 31, 1999, 1998 and 1997, amortization expense related to other assets was approximately $720,000, $860,000, and $775,000, respectively.

(9)     ACCRUED LIABILITIES
              Accrued liabilities are comprised of the following:

                                                            December 31,
                                                       1999              1998
                                                       ----              ----
                                                           (in thousands)
                Sales, marketing and promotional      $3,951            $3,106
                Payroll related                        1,353             1,515
                Acquisition payment - see Note 4       1,000               -
                Other                                  4,258             3,010
                                                      -------          --------
                                                     $10,562            $7,631
                                                     ========          ========

(10)    DEBT AGREEMENTS
          On November 15, 1999, Swiss Army entered into a revolving credit agreement which, among other things, states that the Company can borrow up to $23.0 million, consisting of a $16.0 million line of credit for working capital purposes and a $7.0 million term loan related to the acquisition of Bear MGC, at one of three interest rate options: (i) LIBOR plus the applicable margin; (ii) Base Rate, as defined; or (iii) Cost of Funds rate, as defined. The interest rate also varies dependent on the Company's financial performance. The line of credit is secured by substantially all the assets of the Company and the agreement requires the Company to satisfy certain financial covenants including minimum tangible net worth, interest rate coverage and current ratio, and to continue the exclusive distributorship arrangement with Victorinox. At December 31, 1999, the Company is in compliance with the covenants contained in the Agreement. The fair value of the amount outstanding under the line of credit approximates book value as the interest rate is adjusted on a quarterly basis.

          The Company has entered into an interest rate cap agreement to provide interest rate protection on $5.0 million of debt to the maximum interest rate of 7.0% (before applicable margin) expiring in November 2004.

          Scheduled principal payments due on debt in the next five years are as follows:

                            2000             $ 875
                            2001             6,185
                            2002               875
                            2003               875
                            2004             3,427

(11)    INCOME TAXES
          The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997, consists of the following:

                                                 Year Ended December 31,

                                           1999           1998            1997
                                           ----           ----            ----
                                                    (in thousands)
          Current
           Federal                        $1,681        ($1,662)       ($1,276)
           Foreign                           -              -             (280)
           State                             285            230            214
                                          ------         ------         -------
             Total current                 1,966         (1,432)        (1,342)
          Deferred
           Federal                          (600)         2,294           (700)
           State                             165            358           (334)
                                          ------         -------        -------
             Total deferred                 (435)         2,652         (1,034)
                                          ------         -------        -------
          Provision (benefit) for
           income taxes                   $1,531         $1,220        ($2,376)
                                          ======         =======        =======

          The significant components of the deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                            1999           1998
                                                            ----           ----
                                                               (in thousands)

                    Sales and marketing reserves            $940           $888
                    Inventory related reserves               850            843
                    Depreciation and amortization            771            561
                    Loss carryforwards                     1,329            411
                    Accrued employee benefits                234            363
                    Other, net                               228            208
                                                           ------          -----
                                                           4,352          3,274
                    Valuation allowance                     (643)           -
                                                           ------         ------
                       Total                              $3,709         $3,274
                                                          =======        =======


          A valuation allowance of $643,000 has been recorded against a portion of the Company's deferred tax assets related to the capital loss write-down of the Company's investment in Hudson River.

          A reconciliation of the income tax provision (benefit) calculated at the federal income tax statutory rate and the Company's effective income tax rate for 1999, 1998 and 1997 is as follows:

                                               1999          1998          1997
                                               ----          ----          ----

        Statutory federal income tax rate      34.0%         34.0%       (34.0%)
        State income taxes, net of
          federal income tax benefit           11.4           5.7         (0.8)
        Foreign taxes                          19.7           2.1         (4.0)
        Valuation allowance                    38.9            -            -
        Other                                 (11.3)          3.7          1.7
                                              ------         -----       ------
        Effective income tax rate              92.7%         45.5%       (37.1%)
                                              ======         =====       ======


(12)    COMPREHENSIVE INCOME
          Accumulated other comprehensive income (loss) activity for the three years ended December 31, 1999 is as follows:

                           Foreign Currency     Unrealized Gain (Loss)              Accumulated Other
                              Translation       On Marketable Securities       Comprehensive Income (Loss)
                           ----------------     ------------------------       ---------------------------
                                                      (In thousands)

      January 1, 1997          ($ 113)                   $   -                            ($113)
      1997 activity             ( 127)                       -                             (127)
                               -------                   -------                          ------
      December 31, 1997         ( 240)                       -                             (240)
      1998 activity             ( 186)                      603                             417
                               -------                   -------                          ------
      December 31, 1998         ( 426)                      603                             177
      1999 activity               233                      (811)                           (578)
                               -------                   -------                          ------
      December 31, 1999         ($193)                    ($208)                          ($401)
                               =======                   =======                          ======

(13)    EMPLOYEE BENEFITS
          Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. Benefits are based on years of service and the employee's compensation during the five highest consecutive compensation years. Costs under the plan are accrued and funded on the basis of accepted actuarial methods. Total pension expense approximated $405,000, $285,000, and $336,000, for the years ended December 31, 1999, 1998 and 1997, respectively. The net periodic pension cost of Swiss Army's pension plan in 1999, 1998 and 1997 includes the following components:

                                                      1999       1998      1997
                                                      ----       ----      ----
                                                           (in thousands)

Service cost - benefits earned during the period      $367       $286      $339
Interest cost on projected benefit obligation          182        166       189
Expected return on assets                             (141)      (143)     (171)
Amortization of net transition asset                   (14)       (14)      (14)
Amortization of unrecognized  prior service cost       (13)       (13)      (13)
Amortization of net loss                                24          3         6
                                                      -----      -----    ------
Net periodic pension cost                             $405       $285      $336
                                                      =====      =====    ======

The changes in benefit obligations and plan assets and the funded status reconciliation as of December 31, 1999 and 1998 for Swiss Army's pension plan are shown below:

                                                        1999            1998
                                                        ----            ----
                                                          (in thousands)

         Change in Benefit Obligation
           Benefit obligation, January 1                $2,742         $3,211
           Service cost                                    367            286
           Interest cost                                   182            166
           Actuarial (gain) loss                          (581)          (750)
           Benefits paid - expected                        (91)          (171)
                                                        -------        -------
           Benefit obligation, December 31              $2,619         $2,742
                                                        =======        =======
         Change in Plan Assets
           Fair value of plan assets, January 1         $1,726         $1,792
           Actual return on plan assets                     96            132
           Company contributions                           260            140
           Benefits paid - actual                         (653)          (338)
                                                        -------        -------
           Fair value of plan assets December 31        $1,429         $1,726
                                                        =======        =======
         Funded Status Reconciliation
           Funded status, December 31                  ($1,188)       ($1,016)
           Unrecognized (gains) losses, net                460            460
           Unrecognized prior service costs               (230)          (243)
           Unrecognized transition amount                  (42)           (56)
                                                        -------        -------
           Accrued pension cost, December 31           ($1,000)         ($855)
                                                        =======        =======

          Rates used in determining the actuarial present value of the projected benefit obligation are as follows:

                                                               December 31,
                                                            1999          1998
                                                            ----          ----

    Discount rate                                           7.00%         6.25%
    Rate of increase in future compensation levels          4.50%         4.50%
    Expected long-term rate of return on plan assets        8.00%         8.00%


          Plan assets consist principally of investments in fixed income securities, short-term investments and common stock.

          The Company maintains a 401(k) employee benefit plan pursuant to which participants can defer a certain percentage of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company can elect to make a matching contribution of up to 6% of annual eligible compensation per employee. The determination to make a matching contribution is made at the beginning of each fiscal year. During 1999, 1998 and 1997, the Company incurred expenses of approximately $173,000, $161,000, and $175,000, respectively, related to this plan.

          The Company offers no other post retirement benefits.

(14)    STOCKHOLDERS' EQUITY
          The Swiss Army Brands, Inc. 1996 Stock Option Plan provides for the grant of options to employees, including officers of the Company, and members of the Board of Directors. Under this plan and previous stock option plans, 760,093 shares of common stock are reserved and available for issuance. Options expire no later than ten years after the date of grant. Option prices equal at least 100% of the fair market value of Swiss Army's common stock on the date of grant. The vesting of options is determined by the Stock Option and Compensation Committee of the Board of Directors, which administers the plan, and for options outstanding as of December 31, 1999, vesting ranges from immediately upon grant to three years.

          The following table summarizes stock option plan and warrant activity for the three years ended December 31, 1999:

                                                Number
                                              of Shares           Option Price

        Outstanding at December 31, 1996      2,312,000        $  5.25 - $14.50

        Exercised                                  (750)       $  5.25
        Canceled                                (70,219)       $ 12.25 - $14.00
                                              ----------
        Outstanding at December 31, 1997      2,241,031        $  5.25 - $14.50
        Granted  (A)                            555,000        $  8.75 - $10.125
        Exercised                                (9,500)       $  5.25 - $  8.62
        Canceled                               (270,780)       $  8.75 - $14.00
                                              ----------
        Outstanding at December 31, 1998      2,515,751        $  5.25 - $14.50

        Granted                                   3,000        $  8.75
        Exercised                               (10,000)       $  5.38
        Canceled                               (274,501)       $  8.75 - $14.00
                                              ----------
        Outstanding at December 31, 1999      2,234,250        $  5.25 - $14.50
                                              ==========

          Of the options and warrants outstanding at December 31, 1999, 2,006,750 are exercisable at a weighted average option price of $11.78 per share.

          (A) In September 1998, the Company issued 505,000 options to purchase common stock at $8.75 per share to various employees and officers. These options are exercisable in four equal installments over three years starting with the grant date. In November 1998, the Company issued 50,000 options to purchase common stock at $10.125 per share to two directors. Of these options, 25,000 options are exercisable in four equal installments over three years starting with the grant date, and 25,000 options are exercisable immediately.

          The weighted-average fair value of the stock options granted in 1999 and 1998 was approximately $3.53 and $3.51, respectively. The weighted-average fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30%; expected life of options of six years; dividend yield of 0%; and risk free interest rate of 5.26% in 1999 and 4.91% in 1998, respectively.

          The Company accounts for stock options and warrants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for the three years ending December 31, 1999, been determined under the principles of SFAS No. 123, the Company's net income (loss) and earnings per share would have been the following:

                                          1999          1998          1997
                                          ----          ----          ----
                                        (in thousands, except per share data)

  Net income (loss)      As reported:     $120         $1,463       ($4,025)
                           Pro forma:    ($346)        $  812       ($5,320)

  Earnings per share     As reported:
                           Basic         $0.02          $0.18        ($0.49)
                           Diluted       $0.01          $0.18        ($0.49)

                        Pro forma:
                           Basic        ($0.04)         $0.10        ($0.65)
                           Diluted      ($0.04)         $0.10        ($0.65)

          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to stock options and warrants granted prior to 1995, and additional options and warrants may be granted in future years.

          In September 1998, the Company issued 25,000 shares of its common stock to certain employees and officers. The common stock vests in four equal installments over three years beginning with the grant date. The Company recognized $73,000 and $21,000 for the years ended December 31, 1999 and 1998, respectively, in stock compensation expense related to this grant.

          On September 16, 1998, the Company's Board of Directors authorized a repurchase of up to 400,000 shares of its common stock. Through December 31, 1999, the Company had repurchased 400,000 shares for a total purchase price of approximately $3,598,000.

(15)    COMMITMENTS AND CONTINGENCIES
          The Company has minimum purchase requirements under an agreement with Victorinox (see Note 5).

          At December 31, 1999, minimum rental payment commitments for office and warehouse space leased by Swiss Army under operating leases were, as follows (in thousands):


                                    2000             $1,296
                                    2001                828

          During the years ended December 31, 1999, 1998 and 1997, rent expense was approximately $1,487,000, $1,374,000 and $1,390,000, respectively.

          At December 31, 1999, the Company has open contracts to purchase approximately 107.0 million Swiss francs in 2000 and 2001 as a hedge against future purchase of inventories at a weighted average rate of $1.509 Swiss Franc/dollar.

          The Company maintains split dollar life insurance agreements covering two members of the Board of Directors. Primarily, these policies can only be canceled upon the mutual agreement of the Company and the insured. However, if these policies were canceled at December 31, 1999, the Company would receive in cash an amount equal to the lesser of the cash surrender value or cumulative premiums paid to date on these policies, which was approximately $6,300,000. Under the terms of these life insurance policies, the Company will make approximate future premium payments, if the policies remain in force, as follows (in thousands):

                            2000                            $ 873
                            2001                              512
                            2002                              493
                            2003                              460
                            2004 and thereafter             2,200

          In 1993, Swiss Army's Board of Directors adopted a charitable insurance program that enables Swiss Army to make a commitment to the Victorinox-Swiss Army Knife Foundation (the "Foundation"), a foundation that engages in various charitable activities including the promotion of athletic events for underprivileged urban youth. Under the program, Swiss Army owns, is the beneficiary of and pays all the premiums for life insurance policies on the lives of certain Board members. Pursuant to the program, upon the death of each Director, the Company retains a share of the insurance proceeds equal to the cumulative premiums paid by the Company for the policy on that Director's life. One half of any additional insurance proceeds received upon the death of an insured Director will be used to fulfill charitable pledges made to the Foundation. The remaining half of the additional proceeds will be used to fulfill charitable pledges recommended by the individual Directors. Swiss Army is generally bound to continue to pay all premiums on the policies for the lives of the insured Directors or, in the case of the Chairman of the Management Committee, as long as he is an officer or a board member or agrees to serve as a consultant to the Company. Swiss Army will make approximate future premium payments related to these programs as follows (in thousands):

                               2000                      $1,115
                               2001                       1,102
                               2002                       1,102
                               2003                       1,086
                               2004 and thereafter        4,914


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

          On July 14, 1997, the Company filed with the American Arbitration Association in New York, New York a demand for arbitration against Precise Imports Corporation, the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A., the only company other than Victorinox supplying pocketknives to the Swiss Armed Forces. In the demand for arbitration, the Company charged that Precise had violated the license agreement dated June 30, 1992 between Precise and the Company by utilizing the trademark Swiss Army in ways prohibited by the agreement. In response, Precise alleged certain counterclaims. These claims and counterclaims between the Company and Precise were dismissed with prejudice on December 31, 1999 pursuant to the terms of a November 7, 1998 stipulation since neither party exercised its right to continue the proceeding.

          In addition, the Company is involved in certain legal matters relating to trademark, patent, and other general business matters. Management believes that the outcome of these legal matters will not have a material adverse effect on the financial position and results of operations of the Company.

(16)    SPECIAL CHARGES
          In 1997, the Company recorded $0.8 million of restructuring costs (included in selling, general and administrative expenses) , which were paid in 1998, and a special charge of $1.3 million (included in cost of sales) related to discontinued inventory. The restructuring costs primarily consisted of severance and related expenses.

(17)    SEGMENT REPORTING
          The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments.

          The Company is engaged in one line of business - the importation, manufacture and distribution of cutlery, knives, multi-tools, watches and other consumer products. There were no material amounts of sales or transactions between or among geographic areas. Summarized financial information concerning the Company's reportable segment and geographic areas is shown in the following table. The "Other" column includes corporate related items and results of insignificant operations.

                                 United
                                 States       Canada     International     Other       Total
          1999
          ----

          Sales                 $113,471      $8,573        $6,117       $  1,291     $129,452
          Operating
             income (loss)        26,124       1,168           187        (22,938)       4,541
          Identifiable
             assets               58,045       3,557         3,376         42,626      107,604
          1998
          ----
          Sales                 $111,107      $8,483        $7,811        $   450     $127,851
          Operating
             income (loss)        22,674       1,435           338        (23,470)         977
          Identifiable
             assets               52,998       3,512         4,832         39,062      100,404


(18)    QUARTERLY FINANCIAL DATA (Unaudited)

                                                           Quarter Ended
                                               (in thousands, except per share data)

                                         March 31     June 30     September 30     December 31

      1999
      ----

      Net sales                          $23,570      $30,396        $33,026         $42,460
      Gross profit                         8,949       11,990         12,798          17,109
      Income (loss) before
        income taxes                        (614)      (2,183)         1,353           3,095
      Net income (loss)                     (353)      (2,126)           766           1,853
      Earnings per share - basic          ($0.04)      ($0.27)         $0.10           $0.23
      Earnings per share - diluted        ($0.04)      ($0.27)         $0.10           $0.22


      1998
      ----
      Net sales                          $24,610      $30,187        $31,370         $41,684
      Gross profit                         9,235       11,637         12,690          16,420
      Income before income
        taxes                                480          173            806           1,224
      Net  income                            286          103            465             609
      Earnings per share                   $0.03        $0.01          $0.06           $0.08





          There was no difference between basic and fully diluted earnings per share for the 1998 periods presented above.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

          Column A                      Column B        Column C       Column D        Column E

                                                       Additions
                                       Balance At      Charged to                     Balance At
                                       Beginning       Costs and                        End of
       Classification                   of Year         Expenses       Deductions        Year
       --------------                  ----------      ----------      ----------     ----------

Year Ended December 31, 1999:

   Allowance for Doubtful Accounts       $ 975            $ 85            $ -           $1,060
                                       =======           ======         =======         =======
   Inventory Reserve                   $ 1,163            $ 51            $ -           $1,215
                                       =======           ======         =======         =======
Year Ended December 31, 1998:

   Allowance for Doubtful Accounts       $ 975            $ -             $ -            $ 975
                                       =======           ======         =======         =======
   Inventory Reserve                   $ 2,852            $ -           ($1,689)       $ 1,163
                                       =======           ======         =======         =======
Year Ended December 31, 1997:

   Allowance for Doubtful Accounts     $ 1,032            $(57)             -            $ 975
                                       =======           ======         =======         =======
   Inventory Reserve                   $ 1,950         $ 1,310             (408)        $2,852
                                       =======           ======         =======         =======

Exhibits.

            Exhibit Title                                        Exhibit No.
            -------------                                        -----------

(3) (A) Articles of Incorporation, as amended, incorporated by reference to the Exhibits to Quarterly Report on Form 10-Q for the fiscal year ended June 30, 1997.

     (B) By-laws, as amended, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


(10) Material Contracts

     (A) Letter Agreement dated December 12, 1983 between Victorinox Cutlery Company and The Forschner Group., Inc., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (B) Mutual Agreement dated as of October 20, 1986 between Victorinox Cutlery Company and The Forschner Group, Inc., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (C) Letter Agreement dated as of October 20, 1986 between Victorinox Cutlery Company and The Forschner Group, Inc., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (D) Life insurance agreement dated as of December 7, 1991 between The Forschner Group, Inc. and Stanley R. Rawn, Jr., as Trustee u/a dtd. December 9, 1986 between Louis Marx, Jr. and Stanley R. Rawn, Jr., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (E) License Agreement dated June 30, 1992 between The Forschner Group, Inc. and Precise Imports Corporation, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (F) Life insurance agreement dated December 24, 1992 between The Forschner Group, Inc. and Louis Marx, Jr., as Trustee u/a dtd. as of October 24, 1988 between Stanley R. Rawn, Jr. and Barbara Rawn and Louis Marx, Jr., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (G) Mutual Agreement dated April 6, 1992 between The Forschner Group, Inc. and Victorinox Cutlery Company, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (H) 1993 Stock Option Plan, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (I) Lease dated May 3, 1993 between One Research Drive Associates Limited Partnership and The Forschner Group, Inc., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (J) Life insurance agreement dated as of December 24, 1992 between The Forschner Group, Inc. and Louis Marx, Jr., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (K) Life insurance agreement dated as of September 24, 1993 between The Forschner Group, Inc. and Louis Marx, Jr., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (L) Life insurance agreement dated as of September 24, 1993 between The Forschner Group, Inc. and James D. Rawn, as Trustee u/a dtd. as of June 4, 1992 between Louis Marx, Jr., Grantor and James D. Rawn, Trustee, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (M) Mutual Agreement dated December 21, 1993 between The Forschner Group, Inc. and Victorinox Cutlery Company, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (N) 1994 Stock Option Plan, incorporated by reference to the Exhibits to Registration Statement on Form S-8, No. 33-87078 filed by The Forschner Group, Inc.

     (O) Services Agreement dated as of July 29, 1994 between The Forschner Group, Inc. and Brae Group, Inc., incorporated by reference to the Exhibits to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

     (P) Non-Incentive Stock Option Agreement dated as of July 29, 1994 between The Forschner Group, Inc. and Brae Group, Inc., incorporated by reference to the Exhibits to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

     (Q) Consulting Agreement dated as of December 7, 1991 by and between The Forschner Group, Inc. and Louis Marx, Jr., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (R) First Amendment to Lease dated June 16, 1994 between The Forschner
         Group,  Inc.  and  Pefran  Trap  Falls  Associates,   incorporated  by
         reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (S) Life insurance agreement dated as of April 15, 1994 between The Forschner Group, Inc. and Lawrence T. Warble, as Trustee u/a dtd. as of March 21, 1994 between Stanley R. Rawn, Jr., Grantor and Lawrence
         T. Warble, Trustee, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (T) Employment agreement dated as of January 2, 1996 between The Forschner Group, Inc. and James W. Kennedy, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (U) Warrant dated as of December 13, 1995 between The Forschner Group, Inc. and J. Merrick Taggart, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (V) Watch design and Consulting Agreement dated as January 2, 1995 between The Forschner Group, Inc., Polenberg, Inc. and Myron Polenberg Incorporated by reference to the Exhibits to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1996.

     (W) 1996 Stock Option Plan incorporated by reference to the Exhibits on Form 10-K for the fiscal year ended December 31, 1996.

     (X) Trademark Agreement dated as of December 18, 1996 by and between the Swiss Confederation represented by the Federal Military Department represented by the Federal Defense Production Group and Swiss Army Brands, Inc. (confidential treatment has been granted for certain portions of this exhibit) incorporated by reference to the Exhibits on Form 10-K for the fiscal year ended December 31, 1996.

     (Y) Asset Purchase Agreement dated January 31, 1997 among Cuisine de France Limited, Sabatier USA, LLC, Robert P. Wolff and Robert Candler incorporated by reference on Form 10-K for the fiscal year ended December 31, 1996.


     (Z) License  Agreement  dated May 15,  1997 by and between  Swiss Army
         Brands, Inc. and St. John Knits, Inc., incorporated by reference to the Exhibits on Form 10-Q for the fiscal quarter ended June 30, 1997.

     (AA) Letter Agreement dated September 27, 1996 between Swiss Army Brands, Inc. and Victorinox Cutlery Company.

     (BB) Asset Purchase Agreement dated April 16, 1999 by and among Swiss Army Brands, Inc., Bear Cutlery, Inc. Bear
          MGC Cutlery, Inc., and its shareholders incorporated by reference on form 8-K dated April 16, 1999.


     (CC) The 1999 Amended and Restated Commercial Loan Agreement
          dated November 15, 1999 between Fleet  National Bank
          and Swiss Army Brands,  Inc.. (A list of exhibits  and
          schedules  to the  agreement  is set forth  therein.  The
          Company agrees to furnish to the Commission supplementally, upon request, a copy of any such exhibit or schedule not
          otherwise filed herewith.)                                      10.1

    (21) Subsidiaries of Registrant.                                      21

    (23) Consent of Arthur Andersen LLP.                                  23

    (27) Financial Data Schedule.

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


Date:  March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ J. Merrick Taggart                                          March 27, 2000
J. Merrick Taggart
President, Chief Executive Office and Director

/s/ A. Clinton Allen                                            March 27, 2000
A. Clinton Allen
Director

/s/ Clarke H. Bailey                                            March 27, 2000
Clarke H. Bailey
Director

/s/ Thomas A. Barron                                            March 27, 2000
Thomas A. Barron
Director

/s/ Vincent D. Farrell, Jr.                                     March 27, 2000
Vincent D. Farrell, Jr.
Director

/s/ Herbert M. Friedman                                         March 27, 2000
Herbert M. Friedman
Director

/s/ Peter W. Gilson                                             March 27, 2000
Peter W. Gilson
Director

/s/ Keith R. Lively                                             March 27, 2000
Keith R. Lively
Director

/s/ Louis Marx, Jr.                                             March 27, 2000
Louis Marx, Jr.
Director


/s/ Robert S. Prather, Jr.                                      March 27, 2000
Robert S. Prather, Jr.
Director

/s/ Stanley R. Rawn, Jr.                                        March 27, 2000
Stanley R. Rawn, Jr.
Director

/s/ Eric M. Reynolds                                            March 27, 2000
Eric M. Reynolds
Director

/s/ John Spencer                                                March 27, 2000
John Spencer
Director

/s/ John V. Tunney                                              March 27, 2000
John V. Tunney
Director