Form 10-Q
period 2000-03-31
SWISS ARMY BRANDS INC
filed 2000-05-15
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the Quarterly Period Ended March 31, 2000

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

The number of shares of Issuer's Common Stock, $.10 par value, outstanding on May 10, 2000, was 7,956,722 shares.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                                     INDEX
PART I:  FINANCIAL INFORMATION                                        Page No.

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of
            March 31, 2000 (unaudited) and December 31, 1999.          3 - 4

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 2000 and 1999 (unaudited).        5

            Consolidated Statements of Stockholders' Equity
            for the Three Months Ended March 31, 2000 and
            1999 (unaudited).                                              6

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999 (unaudited).        7

            Notes to Consolidated Financial Statements                  8 -9

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                 10 - 11

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                               11

Part II:  OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                                12

Signatures                                                                  13

The Exhibit Index Appears on Page 12.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets

                                                 March 31,        December 31,
                                                   2000               1999
                                                ----------        ------------
                                                (unaudited)

Current assets:
   Cash and cash equivalents                     $   995           $   1,302

   Accounts receivable, less
    allowance for doubtful accounts
    of  $1,060 for both periods                   24,776              33,718

   Inventories                                    38,703              30,227

   Deferred income taxes                           2,242               2,235

   Prepaid and other                               4,147               3,058
                                                ---------          ----------
      Total current assets                        70,863              70,540
                                                ---------          ----------
Deferred income taxes                              1,460               1,474

Property, plant and equipment, net                 4,752               4,856

Investments                                        6,204               4,476

Intangible assets, net                            11,246              11,548

Other assets                                      14,748              14,710
                                                ---------          ----------
Total Assets                                    $109,273            $107,604
                                                =========          ==========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                      Liabilities and Stockholders' Equity


                                                 March 31,        December 31,
                                                   2000               1999
                                                -----------       ------------
                                                (unaudited)

Current liabilities:
    Current portion of long-term debt             $  875            $   875

    Accounts payable                              11,690              7,732

    Accrued liabilities                            8,538             10,562
                                                  -------          ---------
                                                  21,103             19,169

Long-term liabilities:
    Long-term debt                                10,388             11,362

    Other                                            792                693
                                                  -------          ---------

    Total Liabilities                             32,283             31,224
                                                  -------          ---------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.10 per share:
      shares authorized -2,000,000; no shares
      issued                                         -                  -

    Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued -
      8,866,968 and 8,868,218, respectively          886                886

    Additional paid-in capital                     49,126             49,137

    Accumulated other comprehensive
      income (loss)                                   (85)              (401)

    Retained earnings                              35,852             35,576
                                                  --------           --------
                                                   85,779             85,198

    Less:  Treasury stock; 1,014,108 shares
           for both periods                        (8,711)            (8,711)

           Deferred compensation                      (78)              (107)
                                                  --------           --------
Total stockholders' equity                         76,990             76,380
                                                  --------           --------
Total Liabilities and Stockholders' Equity       $109,273           $107,604
                                                 =========          =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     2000            1999
                                                     ----            ----

Net sales                                          $25,310         $23,570

Cost of sales                                       15,769          14,621
                                                   -------         -------
Gross profit                                         9,541           8,949

Selling, general and administrative expenses        10,485           9,990
                                                   -------         -------
Operating loss                                        (944)         (1,041)

Investment gain (loss), net                          1,419             420

Interest income (expense), net                        (214)              7

Other income                                           226             -
                                                   -------         --------
Total other income, net                              1,431             427
                                                   -------         --------
Income (loss) before income taxes                      487            (614)

Income tax provision (benefit)                         211            (261)
                                                   -------         --------
Net income (loss)                                     $276           ($353)
                                                   =======         ========

Earnings per share:
    Basic                                            $0.03          ($0.04)
                                                   =======         ========
    Diluted                                          $0.03          ($0.04)
                                                   =======         ========
Weighted average number of
   shares outstanding:
    Basic                                            8,169           7,885
                                                   =======         ========
    Diluted                                          8,217           7,885
                                                   =======         ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                       (in thousands, except share data)
                                  (unaudited)
                                                      Accumulated
                                       Additional        Other
                     Common Stock        Paid-In      Comprehensive     Retained     Treasury    Comprehensive
                   Par Value    $.10      Capital      Income (Loss)    Earnings      Stock       Income (Loss)
                   -----------------   ----------     --------------    --------     --------    --------------

BALANCE
December 31, 1998  8,858,218    $885     $46,472           $177          $35,456     ($8,194)

Net loss for the
three months ended
March 31, 1999         -          -          -               -              (353)        -           ($353)

Change in unrealized
gain on  marketable
securities             -          -          -             (788)              -          -            (788)

Foreign currency
translation
adjustment             -          -          -               55               -          -              55
                                                                                                    --------
Comprehensive
income                                                                                             ($1,086)
                                                                                                    ========
Repurchase of
common stock           -          -          -              -                 -        (448)

Stock options
exercised            10,000        1          53            -                 -          -
                 -----------   ------    --------       ---------        --------   --------
BALANCE
March 31, 1999    8,868,218     $886     $46,525         ($556)          $35,103    ($8,642)
                 ===========   ======    ========       =========        ========   ========


BALANCE
December 31, 1999 8,868,218     $886     $49,137         ($401)          $35,576    ($8,711)

Net income for the
three months ended
March 31, 2000         -          -          -              -                276        -             $276

Change in unrealized
gain on  marketable
securities             -          -          -             101               -          -              101

Reclassification
adjustment for loss
included in net income -          -          -             208               -          -              208

Foreign currency
translation
adjustment             -          -          -               7               -          -                7
                                                                                                      -----
Comprehensive
income                                                                                                $592
                                                                                                      =====
Cancellation  of
stock grant          (1,250)      -          (11)           -                -          -
                  ----------    ----     --------         -----          -------     -------

BALANCE
March 31, 2000    8,866,968     $886     $49,126          ($85)          $35,852    ($8,711)
                  ==========   =====     ========         ======         =======     =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           2000           1999
                                                           ----           ----
Cash flows from operating activities:
   Net income (loss)                                       $276         ($353)
   Adjustments to reconcile net income (loss) to net
   cash provided from operating activities:
      Stock compensation expense                             18            18
      Depreciation and amortization                         896           720
      Investment gain (loss), net                        (1,419)         (420)
      Deferred income taxes                                   7           (16)
                                                         -------        -------
                                                           (222)          (51)
Changes in other current assets and liabilities:
   Accounts receivable                                    8,982         8,361
   Inventories                                           (8,456)       (5,910)
   Prepaid and other                                     (1,091)        2,141
   Accounts payable                                       3,928        (1,480)
   Accrued liabilities                                   (1,920)       (1,194)
                                                        --------       -------
      Net cash provided from operating activities         1,221         1,867
                                                        --------       -------
Cash flows from investing activities:
   Capital expenditures                                    (343)         (189)
   Additions to other assets                               (183)         (350)
   Sale of long-term investments                             -          1,972
                                                        --------       -------
      Net cash provided from (used in)
        investing activities                               (526)        1,433
                                                        --------       -------
Cash flows from financing activities:
   Repurchase of common stock                                -           (448)
   Borrowings under bank agreement                       12,380        10,110
   Repayments under bank agreement                      (13,354)       (9,190)
   Proceeds from exercise of stock options                   -             54
                                                        --------       -------
      Net cash provided from (used in)
          financing activities                             (974)          526
                                                        --------       -------
Effect of exchange rate changes on cash                     (28)           34
                                                        --------       -------
Net increase (decrease) in cash and cash equivalents       (307)        3,860
   Cash and cash equivalents, beginning of period          1,302        1,309
                                                        --------       -------
   Cash and cash equivalents, end of period              $   995     $  5,169
                                                        ========       =======

Cash paid during the period:
   Interest                                              $   264     $     27
                                                        ========       =======
   Income taxes                                          $   869     $     -
                                                        ========       =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 and 1999
                                  (unaudited)


CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army" or the "Company") without audit. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES
-----------
     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.

INVESTMENTS
-----------

Investments consist of the following:
                                             March 31, 2000    December 31, 1999
                                             --------------    -----------------
                                                    (in thousands)

        Preferred units of Highgate
            Capital LLC (A)                        $3,613             $3,613
        Common stock of John Hancock Financial
            Services, Inc. (B)                      1,728                -
        Preferred units of
            Victory Ventures LLC (C)                  851                851
        Common stock of Chaparral Resources,
             Inc.(D)                                   12                 12
                                                   -------            -------
               Total investments                  $ 6,204             $4,476
                                                   =======            =======

     (A) Highgate Capital LLC,  formerly known as Hudson River Capital LLC, is a
     private   equity  firm   specializing   in  middle   market   acquisitions,
     re-capitalization and expansion capital investments.

     (B) In January 2000, the Company received 95,707 shares of common stock of John Hancock Financial Services, Inc. ("John Hancock") related to the demutualization of John Hancock. As a result, the Company recorded an investment gain of $1,627,000. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a separate component of stockholder's equity.

     (C) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

     (D)Chaparal Resources, Inc. ("Chaparal"), a publicly traded company, is an independent oil and gas exploration and production company. At March 31, 2000, the Company owned 87,634 shares of Chaparal common stock. In the three months ended March 31, 2000, the Company recorded a $208,000 write-down of its investment in Chaparal due to the other than temporary impairment in the value of the investment.

INCOME TAXES
------------
     Income taxes are provided at the projected annual effective tax rate. The income tax provision (benefit) for the interim 2000 and 1999 periods exceed the federal statutory rate of 34% due primarily to state income taxes.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (unaudited)

                             RESULTS OF OPERATIONS
                             ---------------------

     Net sales for the three months ended March 31, 2000 were $25.3 million compared with $23.6 million for the same period in 1999, representing an increase of $1.7 million or 7.4%. The sales increase was due primarily to $1.6 million in sales related to Bear Cutlery, Inc. ("Bear"), which was acquired in April 1999, and an increase in sales of Victorinox products offset in part by a decrease in watch sales and a decrease in sales related to special promotional programs with one customer.

     Gross profit of $9.5 million for the three months ended March 31, 2000 increased $0.6 million or 6.6% from 1999. The gross profit margin percentage for the of 2000 period of 37.7% was lower than the gross profit margin percentage of 38.0% reported for the same period in 1999, primarily due to unfavorable product mix. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements, the Company believes it is hedged through the second quarter of 2001. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

     Selling, general and administrative expenses for the three months ended March 31, 2000 of $10.5 million were $0.5 million or 5.0% higher than the amount for the comparable period in 1999. The increase was primarily due to expenses related to Bear. As a percentage of net sales, selling general and administrative expenses decreased from 42.4% in 1999 to 41.4% in 2000.

     Investment gain (loss), net was a gain of $1,419,000 due to a $1,627,000 gain from the common stock received related to the demutualization of John Hancock Financial Services, Inc. offset in part by a $208,000 loss related to the write-down of the Company's common stock investment in Chaparal Resources, Inc. The investment gain in 1999 of $420,000 was due to a sale of the Company's investment in Iron Mountain, Inc.

     Interest income (expense), net was expense of $214,000 for the three months ended March 31, 2000 compared to income of $7,000 in 1999. The change was primarily due to the interest expense incurred on the debt related to the acquisition of Bear.

     Other income of $226,000 represents royalty income related to the November 1999 introduction of the Victorinox Travel Gear Program.

     As a result of these changes, income (loss) before income taxes for the three months ended March 31, 2000 was income of $487,000 versus a loss of $614,000 for the same period in 1999, a change of $1,101,000.

     Income tax provision (benefit) was provided at an effective rate of 43.3% in 2000 and 42.5% in 1999.

     As a result, net income (loss) for the three months ended March 31, 2000 was income of $276,000 ($0.03 per share - basic and diluted) versus a loss of $353,000 ($0.04 per share - basic and diluted) for the same period in 1999, a change of $629,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of March 31, 2000, the Company had working capital of $49.8 million compared with $51.4 million as of December 31, 1999, a decrease of $1.6 million. Significant uses of working capital included a $0.2 million increase in other assets, capital expenditures of $0.4 million and repayment of debt. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $1.2 million in the three months ended March 31, 2000 compared with $1.9 million in the comparable period in 1999. The change resulted primarily from a larger increase in inventory in 2000 compared to 1999, an increase in prepaid and other in 2000 compared to a decrease in 1999, offset in part by an increase in accounts payable in 2000 as compared to a decrease in 1999.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of March 31, 2000, the Company had $11,263,000 of outstanding borrowings under its bank agreement. The Company has a $23.0 million credit facility, consisting of a $16.0 million credit line and a $7.0 million term loan. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------
Foreign Exchange Risk

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At March 31, 2000, the Company has entered into foreign currency contracts and options to purchase approximately 90,975,000 Swiss francs in the years 2000 and 2001 at a weighted average rate $1.537 Swiss franc/dollar. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At March 31, 2000, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition.


PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------
 a.)    Exhibits

*(10.1) Amended and Restated Trademark License Agreement,
        dated  as  of  February  17,  2000,  between  the  Registrant  and   TRG
        Accessories, LLC.

(27)    Financial data schedule


 b.)    There were no reports or exhibits on Form 8-K for the three months ended
        March 31, 2000.



*  Confidential treatment has been requested for portions of this Exhibit.

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Swiss Army Brands, Inc.
                                            -----------------------
                                           (Registrant)

Date:  May 15, 2000
                                            By /s/ Thomas M. Lupinski
                                            -------------------------
                                            Name:  Thomas M. Lupinski
                                            Title: Senior Vice President,
                                            Chief Financial Officer, Secretary
                                            and Treasurer