Form 10-Q
period 2000-06-30
SWISS ARMY BRANDS INC
filed 2000-08-14
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

     The number of shares of Registrant's Common Stock, $.10 par value, outstanding on August 10, 2000, was 8,065,346 shares.


                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX



PART I:  FINANCIAL INFORMATION                                         Page No.
------------------------------

Item 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of
                  June 30, 2000 (unaudited) and December 31, 1999.       3 - 4

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2000 and 1999
                  (unaudited).                                               5

                  Consolidated Statements of Stockholders' Equity
                  and Comprehensive Income  for  the  Six  Months
                  Ended  June  30,  2000  and  1999 (unaudited).             6

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2000 and 1999 (unaudited).       7

                  Notes to Consolidated Financial Statements            8 - 10

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                           11 - 13


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                         13



Part II:  OTHER INFORMATION
---------------------------
Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                          14

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                          15

Signatures                                                                  15

The Exhibit Index appears on page 15.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)
                                     Assets


                                                    June 30,       December 31,
                                                      2000             1999
                                                    --------       ------------
                                                                    (unaudited)

Current assets:
   Cash and cash equivalents                         $ 578            $ 1,302

   Accounts receivable, less
    allowance for doubtful accounts
    of $1,060 for both periods                      25,809             33,718

   Inventories                                      41,279             30,227

   Deferred income taxes                             2,242              2,235

   Prepaid and other                                 4,256              3,058
                                                  ---------          ---------
      Total current assets                          74,164             70,540
                                                  ---------          ---------

Deferred income taxes                                1,460              1,474

Property, plant and equipment, net                   4,643              4,856

Investments                                          6,972              4,476

Intangible assets, net                              10,932             11,548

Other assets, net                                   14,907             14,710
                                                  ---------           --------
Total Assets                                      $113,078           $107,604
                                                  =========           ========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)
                      Liabilities and Stockholders' Equity


                                                June 30,           December 31,
                                                  2000                 1999
                                                --------           ------------
                                                                   (unaudited)

Current liabilities:

   Current portion of long-term debt          $     875             $    875

   Accounts payable                              12,722                7,732

   Accrued liabilities                            8,495               10,562
                                              ----------            ---------

   Total current liabilities                     22,092               19,169
                                              ----------            ---------
Long-term liabilities:
    Long-term debt                               12,535               11,362

    Other                                           792                  693
                                              ----------            ---------
    Total Liabilities                            35,419               31,224
                                              ----------            ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10 per
      share: shares authorized -2,000,000;
      no shares issued                              -                    -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued - 8,971,080
      and 8,866,218, respectively                   897                  886

   Additional paid-in capital                    49,116               49,137

   Accumulated other comprehensive income (loss)    410                 (401)

   Retained earnings                             36,007               35,576
                                               ---------             --------
                                                 86,430               85,198

   Less:  Treasury stock:  1,014,108 for
               both periods                      (8,711)              (8,711)
          Deferred compensation                     (60)                (107)
                                               ----------            ---------


Total stockholders' equity                       77,659               76,380
                                               ----------            ---------

Total Liabilities and Stockholders' Equity     $113,078             $107,604
                                               ==========            =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)
                                   (unaudited)



                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                    2000        1999           2000       1999
                                    ----        ----           ----       ----
Net revenues                      $29,345     $30,396        $54,881    $53,966

Cost of sales                      17,595      18,406         33,364     33,027
                                  --------    --------       --------   --------
Gross profit                       11,750      11,990         21,517     20,939

Selling, general and administrative
expenses                           11,295      11,330         21,780     21,320
                                  --------    --------       --------   --------
Operating income (loss)               455         660           (263)      (381)

Interest income (expense), net       (345)       (143)          (559)      (136)

Investment gain (loss), net           164      (2,700)         1,583     (2,280)
                                  --------    --------       --------   --------

Total other income (expense), net    (181)     (2,843)         1,024     (2,416)
                                  --------    --------       --------   --------

Income (loss) before income taxes     274      (2,183)           761     (2,797)

Income tax provision (benefit)        119         (57)           330       (318)
                                  --------    --------       --------   --------
Net income (loss)                   $ 155     ($2,126)          $431    ($2,479)
                                  ========    ========       ========   ========
Earnings per share:
   Basic                            $0.02      ($0.27)         $0.05     ($0.32)
   Diluted                          $0.02      ($0.27)         $0.05     ($0.32)

Weighted average number of shares
outstanding:
   Basic                            7,940       7,854          7,895      7,869
   Diluted                          8,153       7,854          8,110      7,869



The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                      (in thousands, except for share data)

                                                                          Accumulated
                                    Common Stock          Additional        Other
                                  Par Value  $.10          Paid-In       Comprehensive       Retained     Treasury   Comprehensive
                               Shares         Amount       Capital       Income (Loss)       Earnings       Stock     Income (Loss)
                               ------         ------       -------       -------------       --------       -----     -------------

BALANCE
December 31, 1998            8,858,218         $885        $46,472           $177             $35,456     ($8,194)

Comprehensive Loss:
   Net  loss for six
      months ended
      June 30, 1999              -               -             -               -               (2,479)        -           ($2,479)
   Change in Unrealized gain on
      marketable securities      -               -             -             (763)                -           -              (763)
   Foreign currency
      translation adjustment     -               -             -              153                 -           -               153
                                                                                                                          ---------
Comprehensive Loss                                                                                                        ($3,089)
Acquisition of Bear                                                                                                       =========
  MGC Cutlery, Inc.              -               -           1,500             -                  -           -
Repurchase of
    common stock                 -               -             -               -                  -          (517)
Stock options exercised         10,000            1             53             -                  -           -
                            -----------      --------      ---------        -------           ---------    --------
BALANCE
June 30, 1999 (unaudited)    8,868,218         $886        $48,025          ($433)            $32,977     ($8,711)
                            ===========      ========      =========        =======           =========    ========
BALANCE
December 31, 1999            8,866,218         $886        $49,137          ($401)            $35,576     ($8,711)

Comprehensive Income:
   Net income for six months
      ended June 30, 2000        -               -             -               -                  431         -              $431
   Foreign currency
      translation adjustment     -               -             -              208                 -           -               208
   Change in unrealized
      gain in  marketable
      securities                 -               -             -              603                 -           -               603
                                                                                                                           ------
Comprehensive Income                                                                                                       $1,242
                                                                                                                           ======
Issuance of common stock       106,112           11            (11)            -                  -           -
Cancellation of stock grant     (1,250)          -             (10)            -                  -           -
                             ----------        ----         ------          ------           --------     --------
BALANCE
June 30, 2000 (unaudited)    8,971,080         $897        $49,116           $410             $36,007     ($8,711)
                             ==========        ====         ======          ======           ========     ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          2000          1999
                                                          ----          ----
Cash flows from operating activities:
   Net income (loss)                                      $431        ($2,479)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
      Depreciation and amortization                      1,788          1,526
      Investment (gain) loss, net                       (1,583)         2,280
      Stock compensation expense                            37             37
      Deferred income taxes                                  7           (298)
Changes in other current assets and liabilities:
   Accounts receivable                                   7,951          7,681
   Inventories                                         (11,148)       (11,283)
   Prepaid and other                                    (1,208)         2,573
   Accounts payable                                      4,962           (252)
   Accrued liabilities                                  (1,959)        (1,151)
                                                       --------       --------
        Net cash used in operating activities             (722)        (1,366)
                                                       --------       --------
Cash flows from investing activities:
   Acquisition of Bear MGC Cutlery, Inc., net of
    cash acquired                                          -           (7,791)
   Capital expenditures                                   (693)          (735)
   Additions to other assets                              (457)           (61)
   Proceeds from sale of investments                       -            1,972
                                                       --------        -------
         Net cash used in investing activities          (1,150)        (6,615)
                                                       --------        -------
Cash flows from financing activities:
   Repurchase of common stock                              -             (517)
   Borrowings under bank agreements                     26,630         28,395
   Repayments under bank agreements                    (25,457)       (20,645)
   Proceeds from exercise of stock options                 -               54
                                                       --------       --------
        Net cash provided from financing activities      1,173          7,287
                                                       --------       --------

Effect of exchange rate changes on cash                    (25)           (64)
                                                       --------       --------
Net increase (decrease) in cash                           (724)          (758)
   Cash and cash equivalents, beginning of period        1,302          1,309
                                                       --------       --------
   Cash and cash equivalents, end of period               $578           $551
                                                       ========       ========
Cash paid during the period:
   Interest                                               $607           $124
                                                       ========       ========
   Income taxes                                         $1,056           $355
                                                       ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999
                                   (unaudited)

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army" or the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES
-----------
     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.


INVESTMENTS
-----------

Investments consist of the following:
                                            June 30, 2000     December 31, 1999
                                            -------------     -----------------
                                                    (in thousands)

Preferred units of Highgate
   Capital LLC (A)                              $3,613              $3,613
Common stock of John Hancock
   Financial Services, Inc. (B)                  2,496                 -
Preferred units of
   Victory Ventures LLC (C)                        851                 851
Common stock of Chaparral Resources,
   Inc. (D)                                         12                  12
                                                -------             -------
       Total investments                        $6,972              $4,476
                                                =======             =======


(A)      Highgate  Capital  LLC,  ("Highgate"),  formerly  known as Hudson River
Capital LLC, is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In the three months ended June 30, 1999, the Company recorded a $2.7 million non-cash write-down of the investment in Highgate due to the other than temporary impairment in the value of the investment. The Company accounts for this investment on the cost basis, subject to review for permanent impairment. Since this investment does not have a readily determinable fair value, the valuation is subject to uncertainty.

(B) In the first quarter of 2000, the Company received 95,707 shares of common stock of John Hancock Financial Services, Inc. ("John Hancock") related to the demutualization of John Hancock. As a result, the Company recorded an investment gain of $1,627,000 in the first quarter of 2000. In the second quarter of 2000, the Company received an additional 9,663 shares of common stock of John Hancock. As a result, the Company recorded an additional gain of $164,000 in the second quarter of 2000. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a separate component of stockholder's equity.

(C) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

(D) Chapparal Resources, Inc.("Chapparal"), a publicly traded company, is an independent oil and gas exploration and production company. At June 30, 2000, the Company owned 1,461 shares of Chapparal common stock. In the three months ended March 31, 2000, the Company recorded a non-cash write-down of $208,000 of its investment in Chapparal due to the other than temporary impairment in the value of the investment.


EARNINGS PER SHARE
------------------
     For the periods ended June 30, 1999, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have an anti-dilutive effect.

INCOME TAXES
------------
     Income taxes are provided at the projected annual effective tax rate. The income tax benefit for the interim 1999 periods are lower than the federal statutory rate of 34% as the Company has taken limited tax benefits on the capital loss write-down of the Highgate investment. The income tax provision for the interim 2000 periods exceeds the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting and reporting standards for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001. The Company is currently evaluating the impact of SFAS No. 133 on the Company's financial position and results of operations and has yet to determine the impact of the adoption of this statement.

SUBSEQUENT EVENT
----------------
     On July 24, 2000, the Company and Victorinox AG, a Swiss corporation and a principal supplier to and substantial shareholder of the Company ("Victorinox"), each acquired 50% of the issued and outstanding capital stock of Xantia, S.A. Fabrique de Montres Precision ("Xantia"), the principal manufacturer and assembler of watches sold by the Company. The Xantia shares were acquired by both firms from the stockholders of Xantia (the "Sellers") pursuant to an agreement of June 23, 2000, as amended by agreements of July 10, 2000 and July 24, 2000 (collectively the "Agreements"), which contain provisions intended to secure ongoing control of Xantia by the Company.

     Pursuant to the Agreements, the Company paid at the closing 2,250,000 Swiss Francs ("CHF") ($1,345,500) and delivered 108,374 shares of the Company's Common Stock, such shares valued at 1,000,000 CHF ($602,000). At the closing, Victorinox paid to the Sellers 3,250,000 CHF ($1,956,500). Each of the Company and Victorinox also agreed to pay an additional 12,000,000 CHF ($7,224,000) over the next seven years plus interest with the total purchase price subject to upward or downward adjustment of up to 1,000,000 CHF ($602,000).

     The source of funds for the acquisition by the Company was a bank line of credit from the Company's existing lender. The purchase price was determined on the basis of arms-length negotiations between the Company and the Sellers. The division of the purchase price between the Company and Victorinox was based upon an arms-length agreement to share equally in the acquisition.

     Pursuant to the Agreements, the Company and Victorinox each own 50% of the capital stock of Xantia. Following the acquisition, Xantia retained all of its pre-closing assets, including plant and equipment used in the manufacture and assembly of watches and timepieces and will continue to employ those assets to manufacture timepieces to be supplied to the Company and to third party customers.

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

                              RESULTS OF OPERATIONS
                              ---------------------

Comparison of the Three Months Ended June 30, 2000 and 1999
-----------------------------------------------------------

       Net revenues consist of the following:
                                                       2000              1999
                                                       ----              ----

                        Product sales, net           $29,105           $30,396
                        Royalty income                   240               -
                                                     -------           -------
                                                     $29,345           $30,396
                                                     =======           =======

     Product sales for the three months ended June 30, 2000 were $29.1 million compared with $30.4 million for the same period in 1999, representing a decrease of $1.3 million or 4.4%. The sales decrease was primarily due to a decrease in watch sales, offset in part by an increase in sales of Victorinox Original Swiss Army Knives and Victorinox SwissCards. Royalty income relates to the licensing program of Victorinox Travel Gear, which was introduced in the fourth quarter of 1999.

     Gross profit of $11.8 million for the three months ended June 30, 2000 decreased $0.2 million or 2.0% from 1999. The gross profit margin percentage for the second quarter of 2000 of 40.0% was higher than the gross profit margin percentage of 39.4% reported for the same period in 1999 primarily because royalty income revenues have no related cost of sales, and also due to an increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix (including royalty income) and Swiss franc exchange rates. Since the Company imports the majority of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements, the Company believes it is hedged through the third quarter of 2001. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain of the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the three months ended June 30, 2000 of $11.3 million were even with the amount for the comparable period in 1999. As a percentage of net sales, total selling general and administrative expenses increased from 37.3% in 1999 to 38.4% in 2000.

     Interest income (expense) and other, net was expense of $345,000 for the three months ended June 30, 2000, compared to $143,000 for the comparable period in 1999 primarily due to increased borrowings related to the acquisition of Bear MGC Cutlery, Inc.

     Investment gain (loss), net in 2000 was a gain of $164,000 due to the common stock received related to the demutualization of John Hancock Financial Services, Inc. Investment gain (loss), net in 1999 was a loss of $2.7 million due to the write-down of the Company's investment in Highgate Capital LLC, a private equity firm.

     As a result of these changes, income (loss) before income taxes for the three months ended June 30, 2000 was income of $274,000 versus a loss of $2,183,000 for the same period in 1999, a change of $2,457,000.

     Income tax expense (benefit) was provided at an effective rate of 43.4% and 2.6% in 2000 and 1999, respectively. The income tax benefit for 1999 was significantly lower than the federal statutory rate of 34% as the Company has taken limited tax benefits on the capital loss write-down of the Highgate Capital LLC investment.

     As a result, net income (loss) for the three months ended June 30, 2000 was income of $155,000 ($0.02 per share-basic and diluted) versus a loss of $2,126,000 ($0.27 per share -basic and diluted) for the same period in 1999, a change of $2,281,000.

Comparison for the Six Months Ended June 30, 2000 and 1999

       Net revenues consist of the following:
                                                        2000           1999
                                                        ----           ----

                        Product sales, net            $54,415        $53,966
                        Royalty income                    466            -
                                                      -------        -------
                                                      $54,881        $53,966
                                                      =======        =======

     Product sales for the six months ended June 30, 2000 were $54.4 million compared with $54.0 million for the same period in 1999, representing an increase of $0.4 million or 0.8%. The sales increase was due the sales related to Bear Cutlery, Inc. ("Bear") which was acquired in April 1999 and an increase in sales of Victorinox products, offset in part by a decrease in watch sales and a decrease in sales related to a special promotion program with one customer. Royalty income relates to the licensing program of Victorinox Travel Gear, which was introduced in the fourth quarter of 1999.

     Gross profit of $21.5 million for the six months ended June 30, 2000 increased by $0.6 million or 2.8% from 1999. The gross profit margin percentage for the six months of 2000 of 39.2% was higher than the gross profit margin percentage of 38.8% reported for the same period in 1999 primarily due to the increase in the value of the U.S. dollar versus the Swiss franc and an increase in royalty income offset in part by unfavorable product mix.

     Selling, general and administrative expenses for the six months ended June 30, 2000 of $21.8 million were $0.5 million or 2.2% higher than the amount for the comparable period in 1999. The increase was primarily due to operating expenses of Bear. As a percentage of net sales, total selling general and administrative expenses increased from 39.5% in 1999 to 39.7% in 2000.

     Interest income (expense) and other, net was expense of $559,000 for the six months ended June 30, 2000 as compared to $136,000 in the comparable period in 1999 due to increased borrowings related to the acquisition of Bear MGC Cutlery, Inc.

     Investment gain (loss), net was a gain of $1,583,000 due to a $1,791,000 gain from the common stock received related to the demutualization of John Hancock Financial Services, Inc. offset in part by a $208,000 loss related to the write-down of the Company's common stock investment in Chapparal Resources, Inc. The investment loss in 1999 of $2,280,000 was due to a $2.7 million non-cash write-down of its investment in Highgate Capital, LLC offset in part by a $420,000 gain from the sale of its investment in Iron Mountain, Inc.

     As a result of these changes, income (loss) before income taxes for the six months ended June 30, 2000 was income of $761,000 versus a loss of $2,797,000 for the same period in 1999, a change of $3,558,000.

     Income tax expense (benefit) was provided at an effective rate of 43.4% and 11.4% in 2000 and 1999, respectively. The income tax benefit for 1999 was significantly lower than the statutory rate of 34% as the Company has taken limited tax benefits on the capital loss write-down of the Highgate Capital investment.

     As a result, net income (loss) for the six months ended June 30, 2000 was income of $431,000 ($0.05 per share - basic and diluted) versus a loss of $2,479,000 ($0.32 per share - basic and diluted) for the same period in 1999, a change of $2,910,000.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had working capital of $52.1 million compared with $51.4 million as of December 31, 1999, an increase of $0.7 million. Significant uses of working capital included capital expenditures of $0.7 million. The Company currently has no material commitments for capital expenditures.

     Cash used in operating activities was approximately $0.7 million in the six months ended June 30, 2000 as compared to $1.4 million in the comparable period in 1999. The change resulted from an increase in current liabilities in 2000 compared to a decrease in 1999 offset in part by an increase in other current assets in 2000 as compared to a decrease in 1999.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. As of June 30, 2000, the Company had $13,410,000 of outstanding borrowings under its bank agreement consisting of a $16.0 million credit line and a $7.0 million term loan. As a result of the Company's acquisition of Xantia, in July 2000, the Company amended its revolving credit agreement which, among other things, increased the term loan by $1.6 million. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
---------------------
     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At June 30, 2000, the Company has entered into foreign currency contracts and options to purchase approximately 80.3 million Swiss francs in 2000 and 2001 at a weighted average rate 1.539 Swiss franc/dollar. At June 30, 2000, the unrealized loss on these contracts and options was approximately $3.1 million. The Company's ultimate gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature.

PART II. - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on May 18, 2000, pursuant to notice, at which meeting shareholders elected the following directors:

                                          NUMBER OF VOTES      NUMBER OF VOTES
                                                FOR                WITHHELD
NAME                                      ---------------      ---------------
----

A. Clinton Allen                              7,419,576             10,703
Clarke H. Bailey                              7,419,676             10,603
Vincent D. Farrell, Jr.                       7,419,580             10,699
Herbert M. Friedman                           7,419,480             10,799
Peter W. Gilson                               7,419,580             10,699
Louis Marx, Jr.                               7,419,676             10,603
Robert S. Prather, Jr.                        7,419,676             10,603
Stanley R. Rawn, Jr.                          7,419,580             10,699
John Spencer                                  7,419,580             10,699
J. Merrick Taggart                            7,419,676             10,603
John V. Tunney                                7,419,484             10,795

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.)       Exhibits

(11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(27)      Financial Data Schedule

(99)      Not Applicable

B.)      There were no reports on Form 8-K for the three  months  ended June 30,
2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SWISS ARMY BRANDS, INC.


Date:  August 14, 2000
                                               By /s/
                                               Name:  Thomas M. Lupinski
                                               Title:    Senior Vice President &
                                               Chief Financial Officer,
                                               Secretary and Treasurer