Form 10-Q
period 2000-09-30
SWISS ARMY BRANDS INC
filed 2000-11-14
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

     The number of shares of registrant's Common Stock, $.10 par value, outstanding on November 13, 2000 was 8,065,346 shares.


                             SWISS ARMY BRANDS, INC.
                                AND SUBSIDIARIES
                                      INDEX


PART I:  FINANCIAL INFORMATION                                         Page No.
------------------------------

Item 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of
               September  30, 2000 (unaudited) and December 31, 1999.     3 - 4

               Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 2000
               and 1999 (unaudited).                                          5

               Consolidated Statements of Stockholders' Equity and
               Comprehensive Income for the Nine Months Ended
               September 30, 2000 and 1999 (unaudited).                       6

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2000 and 1999
               (unaudited).                                                   7

               Notes to Consolidated Financial Statements                8 - 10

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                               11 - 14


Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                             14



Part II:  OTHER INFORMATION
---------------------------

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                              14

Signatures                                                                   15

The Exhibit Index appears on page 14.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets


                                               September 30,        December 31,
                                                   2000                 1999
                                                (unaudited)

Current assets:
   Cash and cash equivalents                     $  5,182              $  1,302

   Accounts receivable, less
    allowance for doubtful accounts
    of $1,060 for both periods                     28,970                33,718

   Inventories                                     41,139                30,227

   Deferred income taxes                            2,242                 2,235

   Prepaid and other                                5,451                 3,058
                                                 ---------             ---------
      Total current assets                         82,984                70,540
                                                 ---------             ---------
Deferred income taxes                               1,460                 1,474

Property, plant and equipment, net                  7,077                 4,856

Investments                                         7,308                 4,476

Intangible assets, net                             12,767                11,548

Other assets, net                                  14,915                14,710
                                                 ---------             ---------
Total Assets                                     $126,511              $107,604
                                                 =========             =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                      Liabilities and Stockholders' Equity


                                            September 30,           December 31,
                                                2000                   1999
                                            (unaudited)

Current liabilities:

   Current portion of long-term debt          $  1,473                 $    875

   Accounts payable                             10,767                    7,732

   Accrued liabilities and other                 9,212                   10,562
                                              ---------                ---------
   Total current liabilities                    21,452                   19,169
                                              ---------                ---------
Long-term liabilities:
    Long-term debt                              19,236                   11,362

    Other                                          919                      693
                                              ---------                ---------
    Total Liabilities                           41,607                   31,224
                                              ---------                ---------
Minority interest                                5,611                      -
                                              ---------                ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10 per
     share: shares authorized -2,000,000;
     no shares issued                              -                        -

   Common stock, par value $.10 per
     share: shares authorized -
     18,000,000; shares issued - 8,971,080
     and 8,866,218, respectively                   897                      886

   Additional paid-in capital                   49,006                   49,137

   Accumulated other comprehensive
     income (loss)                                 639                     (401)

   Retained earnings                            36,796                   35,576
                                              ---------                 --------
                                                87,338                   85,198

   Less:  Treasury stock:  905,734 and
          1,014,108, respectively               (8,003)                  (8,711)

          Deferred compensation                    (42)                    (107)
                                              ----------                --------
Total stockholders' equity                      79,293                   76,380
                                              ----------                --------
Total Liabilities and Stockholders' Equity    $126,511                 $107,604
                                              ==========               =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (unaudited)

                                Three Months Ended             Nine Months Ended
                                  September 30,                  September 30,
                              2000            1999          2000           1999
                              ----            ----          ----           ----

Net revenues                $32,719         $33,026       $87,644       $86,992

Cost of sales                19,920          20,228        53,380        53,255
                            --------        --------      --------      --------
Gross profit                 12,799          12,798        34,264        33,737

Selling, general and
administrative expenses      11,203          11,210        32,930        32,530
                            --------        --------      --------      --------
Operating income              1,596           1,588         1,334         1,207

Interest income
  (expense), net               (294)           (235)         (852)         (371)

Investment gain (loss), net     -               -           1,583        (2,280)
                            --------        --------      --------      --------
Total other income
(expense), net                 (294)           (235)          731        (2,651)
                            --------        --------      --------      --------
Income (loss) before
income taxes                  1,302           1,353         2,065        (1,444)

Income tax provision            525             587           857           269

Minority interest               (12)            -             (12)          -
                            --------        --------      ---------     --------
Net income (loss)              $789            $766        $1,220       ($1,713)
                            ========        ========      =========     ========

Earnings per share:
   Basic                      $0.10           $0.10         $0.15        ($0.22)
                              =====           =====         =====        =======
   Diluted                    $0.10           $0.10         $0.15        ($0.22)
                              =====           =====         =====        =======

Weighted average number of
   shares outstanding:
   Basic                      8,037           7,854         7,943         7,864
                             ======          ======        ======        ======
   Diluted                    8,250           8,048         8,157         7,864
                             ======          ======        ======        ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                     (in thousands, except for share data)

                                                                       Accumulated
                                    Common Stock        Additional        Other
                                  Par Value  $.10        Paid-In      Comprehensive     Retained    Treasury    Comprehensive
                                 Shares      Amount      Capital      Income (Loss)     Earnings      Stock     Income (Loss)
                                 ------      ------     ----------    -------------     --------    --------    -------------
BALANCE
December 31, 1998               8,858,218      $885      $46,472            $177         $35,456    ($8,194)          -

Comprehensive loss:
   Net  loss                        -           -            -                -          (1,713)        -         ($1,713)
   Change in unrealized gain
     on marketable securities       -           -            -              (781)           -           -            (781)
   Foreign currency
     translation adjustment         -           -            -               155            -           -             155
                                                                                                                   -------
Comprehensive loss                                                                                                ($2,339)
                                                                                                                   =======
Acquisition of Bear MGC
  Cutlery, Inc.                     -           -          1,500              -             -           -
Repurchase of
    common stock                    -           -            -                -             -          (517)
Stock options exercised            10,000         1           53              -             -           -
                               -----------    ------     --------         -------       ---------    --------
BALANCE
September 30, 1999
(unaudited)                     8,868,218      $886      $48,025           ($449)       $33,743     ($8,711)
                               ===========    ======     ========         =======       =========   =========
BALANCE
December 31, 1999               8,866,218      $886      $49,137           ($401)       $35,576     ($8,711)

Comprehensive income:
   Net income                       -           -            -               -            1,220         -          $1,220
   Foreign currency
      translation adjustment        -           -            -              (208)           -           -            (208)
   Change in unrealized gain
      in  marketable securities     -           -            -             1,248            -           -           1,248
                                                                                                                   -------
Comprehensive income                                                                                               $2,260
                                                                                                                   =======
Issuance of common stock          106,112        11          (11)            -              -           -
Acquisition of Xantia, S.A.         -           -           (110)            -              -           708
Cancellation of stock grant        (1,250)      -            (10)            -              -           -
                              ------------   ------       --------       --------       ---------    --------
BALANCE
Septmber 30, 2000
(unaudited)                     8,971,080     $ 897     $ 49,006            $639        $36,796     ($8,003)
                              ============   ======      =========       ========       =========    ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                            Nine months ended
                                                              September 30,
                                                           2000            1999
                                                           ----            ----

Cash flows from operating activities:
   Net income (loss)                                      $ 1,220      ($ 1,713)
   Adjustments to reconcile net income (loss) to cash
   provided from (used in) operating activities:
      Minority interest                                       (12)          -
      Depreciation and amortization                         2,330         2,389
      Stock compensation expense                               55            55
      Deferred income taxes                                     7          (298)
      Investment (gain) loss, net                          (1,583)        2,280
                                                         ---------      --------
                                                            2,017         2,713
Changes in other current assets and liabilities:
   Accounts receivable                                      5,290         3,099
   Inventories                                             (8,319)       (8,147)
   Prepaid and other                                       (2,384)        2,651
   Accounts payable                                         3,204        (5,184)
   Accrued liabilities                                     (1,581)         (556)
                                                         ---------      --------
       Net cash used in operating activities               (1,773)       (5,424)
                                                         ---------      --------
Cash flows from investing activities:
   Acquisition of Xantia, S.A., net of cash acquired       (1,296)          -
   Acquisition of Bear MGC Cutlery, Inc., net of
     cash acquired                                            -          (7,976)
   Capital expenditures                                      (518)       (1,190)
   Other assets                                              (592)       (2,031)
   Proceeds from sale of investment                           -           1,972
                                                         ---------      --------
         Net cash used in investing activities             (2,406)       (9,225)
                                                         ---------      --------
Cash flows from financing activities:
  Borrowings under debt agreements                        45,967         47,580
  Repayments under debt agreements                       (37,368)       (33,730)
  Repurchase of common stock                                 -             (517)
  Proceeds from exercise of stock options                    -               54
                                                         ---------      --------
      Net cash provided from financing activities          8,599         13,387
                                                         ---------      --------
Effect of exchange rate changes on cash                     (540)           (47)
                                                         ---------      --------
Net increase (decrease) in cash and cash equivalents       3,880         (1,309)
   Cash and cash equivalents, beginning of period          1,302          1,309
                                                         ---------      --------
   Cash and cash equivalents, end of period               $5,182         $  -
                                                         =========      ========
Cash paid during the period:
   Interest                                               $  782         $  330
                                                         =========      ========
   Income taxes                                           $  300         $  425
                                                         =========      ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 and 1999
                                  (unaudited)

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

ACQUISITION
-----------
     On July 24, 2000, the Company and Victorinox AG, a Swiss Corporation and a principal supplier to and substantial shareholder of the Company ("Victorinox"), each acquired 50% of the issued and outstanding capital stock of Xantia, S.A. Fabrique de Montres Precision ("Xantia"), the principal manufacturer and assembler of watches sold by the Company. The Xantia shares were acquired by both firms from Michel and Irene Thievent (the "Sellers") pursuant to an agreement of June 23, 2000, as amended by agreements of July 10, 2000 and July 24, 2000 (collectively the "Agreements"), which contain provisions intended to secure ongoing control of Xantia by the Company.

     Pursuant to the Agreements, the Company paid at the closing 2,250,000 Swiss Francs ("CHF") ($1,354,500) and delivered 108,374 shares of the Company's common stock ("Common Stock"), such shares being valued for purposes of the Agreements at 1,000,000 CHF ($598,000). At the closing, Victorinox paid to the Sellers 3,250,000 CHF ($1,943,500). Each of the Company and Victorinox also agreed to pay an additional 12,000,000 CHF over the next seven years plus interest with the total purchase price subject to upward or downward adjustment of up to 1,000,000 CHF.

The source of funds for the acquisition by the Company was a bank line of credit from the Company's existing lender.

     The purchase method of accounting was used to account for the acquisition. The aggregate purchase price has been allocated to the assets and liabilities of Xantia based on preliminary estimates of fair market value. Any adjustments resulting from the final purchase price allocation, which could result in changes to the carrying values of assets and liabilities, including goodwill, are not expected to be material to the consolidated financial statements. The purchase price, including amounts paid or owed by Victorinox and the issuance of the Common Stock, has resulted in acquired goodwill and other intangible assets of approximately $2.1 million, which is being amortized on a straight-line basis over 20 years. The following is a summary of the preliminary allocation (in thousands):

               Cash..................................... $4,127
               Accounts receivable......................  2,015
               Inventory................................  3,102
               Other current assets.....................     25
               Plant and equipment......................  2,808
               Intangible assets and goodwill...........  2,148
               Accrued expenses and other liabilities... (2,441)
                                                        --------
                                                        $11,784
                                                        ========

INVESTMENTS
-----------

    Investments consist of the following:
                                        September 30, 2000     December 31, 1999
                                                     (in thousands)

         Preferred units of Highgate
            Capital LLC (A)                      $3,613             $3,613
         Common stock of John Hancock
            Financial Services, Inc. (B)          2,832                -
         Preferred units of
            Victory Ventures LLC (C)                851                851
         Common stock of Chaparral Resources,
            Inc. (D)                                 12                 12
                                                --------           --------
Total investments                                $7,308             $4,476
                                                ========           ========

(A) Highgate Capital LLC ("Highgate"), formerly known as Hudson River Capital LLC, is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In the three months ended June 30, 1999, the Company recorded a $2.7 million non-cash write-down of the investment in Highgate due to the other than temporary impairment in the value of the investment. The Company accounts for this investment on the cost basis, subject to review for permanent impairment. Since this investment does not have a readily determinable fair value, the valuation is subject to uncertainty.

(B) In the first quarter of 2000, the Company received 95,707 shares of common stock of John Hancock Financial Services, Inc. ("John Hancock") related to the demutualization of John Hancock. As a result, the Company recorded an investment gain of $1,627,000 in the first quarter of 2000. In the second quarter of 2000, the Company received an additional 9,663 shares of common stock of John Hancock. As a result, the Company recorded an additional gain of $164,000 in the second quarter of 2000. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a separate component of stockholders' equity.

(C) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

(D) Chapparal Resources, Inc. ("Chapparal"), a publicly traded company, is an independent oil and gas exploration and production company. At September 30, 2000, the Company owned 1,461 shares of Chapparal common stock. In the three months ended March 31, 2000, the Company recorded a non-cash write-down of $208,000 of its investment in Chapparal due to the other than temporary impairment in the value of the investment.


INCOME TAXES
------------
     Income taxes are provided at the projected annual effective tax rate. The income tax benefit for the nine months ended September 30, 1999 is lower than the federal statutory rate of 34% as the Company has taken limited tax benefits on the capital loss write-down of the Hudson River investment. The income tax provisions for the periods ended September 30, 2000 and the three month period ended September 30, 1999, exceed the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit).

EARNINGS PER SHARE
------------------
     For the nine month period ended September 30, 1999, the weighted average number of shares of common stock outstanding do not include the effect of stock options as they would have had an anti-dilutive effect.

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting and reporting standards for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001. The Company is currently evaluating the impact of SFAS No. 133 on the Company's financial position and results of operations and has yet to determine the impact of the adoption of this statement.

LINE OF CREDIT
--------------
     In connection with the acquisition of Xantia, on July 24, 2000, the Company amended its line of credit agreement, which among other things, added a new term loan of $1.6 million. The term loan is repayable at $22,222 per month over a six year period.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (unaudited)

                           FORWARD LOOKING STATEMENTS
                           --------------------------

     The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc- U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to increased competition, changes in consumer tastes and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward- looking statements included herein.

                             RESULTS OF OPERATIONS
                             ---------------------

Comparison of the Three Months Ended September 30, 2000 and 1999
----------------------------------------------------------------

           Net revenues consist of the following:
                                                       2000             1999
                                                       ----             ----

                  Product sales, net                  $32,253          $33,026
                  Royalty income                          466              -
                                                      -------          -------
                                                      $32,719          $33,026
                                                      =======          =======

     Product sales for the three months ended September 30, 2000 were $32.3 million compared with $33.0 million for the same period in 1999, representing a decrease of $0.8 million or 2.3%. The sales decrease was primarily due to a decrease in watch sales, offset in part by an increase in sales of Victorinox Original Swiss Army Knives and Victorinox SwissCards and sales related to Xantia, in which the Company acquired a controlling interest in July 2000. Royalty income relates to the licensing program of Victorinox Travel Gear, which was introduced in the fourth quarter of 1999.

     Gross profit of $12.8 million for the three months ended September 30, 2000 was even with the amount for the comparable period in 1999. The gross profit margin percentage for the third quarter of 2000 of 39.1% was higher than the gross profit margin percentage of 38.8% reported for the same period in 1999 primarily because royalty income revenues have a higher gross margin than product sales and due to an increase in the value of the U.S. dollar versus the Swiss franc, offset partially by unfavorable product mix. The Company's gross profit margin is a function of both product mix (including royalty income) and Swiss franc exchange rates.

     The Company imports the majority of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency and hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements, the Company believes it is hedged through the third quarter of 2001. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain of the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the nine months ended September 30, 2000 of $11.2 million were even with the amount for the comparable period in 1999. As a percentage of net sales, total selling, general and administrative expenses increased from 33.9% in 1999 to 34.2% in 2000.

     Interest income (expense) and other, net was expense of $294,000 for the three months ended September 30, 2000, compared to expense of $235,000 for the comparable period in 1999 primarily due to increased borrowings related to the acquisition of Xantia.

     As a result of these changes, income before income taxes for the three months ended September 30, 2000 was $1,302,000 versus $1,353,000 for the same period in 1999, a decrease of $51,000.

     Income tax expense was provided at an effective rate of 40.3% and 43.4% in 2000 and 1999, respectively.

     As a result, net income for the three months ended September 30, 2000 was $789,000 ($0.10 per share-basic and diluted) versus $766,000 ($0.10 per share -basic and diluted) for the same period in 1999, an increase of $23,000.


Comparison for the Nine Months Ended September 30, 2000 and 1999
----------------------------------------------------------------

            Net revenues consist of the following:
                                                         2000            1999
                                                         ----            ----

                  Product sales, net                    $86,674         $86,992
                  Royalty income                            970             -
                                                        -------         -------
                                                        $87,644         $86,992
                                                        =======         =======

     Product sales for the nine months ended September 30, 2000 were $86.9 million compared with $87.0 million for the same period in 1999, representing an decrease of $0.1 million or 0.2%. The sales decrease was due to lower watch sales, offset partially by the sales related to Bear Cutlery, Inc. ("Bear") which was acquired in April 1999, an increase in sales of Victorinox products and sales related to Xantia. Royalty income relates to the licensing program of Victorinox Travel Gear, which was introduced in the fourth quarter of 1999.

     Gross profit of $34.3 million for the nine months ended September 30, 2000 increased by $0.6 million or 1.6% from 1999. The gross profit margin percentage for the nine months of 2000 of 39.1% was higher than the gross profit margin percentage of 38.8% reported for the same period in 1999 primarily because royalty income revenues have a higher gross margin than product sales and due to an increase in the value of the U.S. dollar versus the Swiss franc, offset partially by unfavorable product mix.

     Selling, general and administrative expenses for the nine months ended September 30, 2000 of $32.9 million were $0.4 million or 1.2% higher than the amount for the comparable period in 1999. The increase was primarily due to operating expenses of Bear. As a percentage of net sales, total selling, general and administrative expenses increased from 37.4% in 1999 to 37.6% in 2000.

     Interest income (expense) and other, net was expense of $852,000 for the nine months ended September 30, 2000 compared to $371,000 in the comparable period in 1999 due to increased borrowings related to the acquisition of Bear and Xantia.

     Investment gain (loss), net was a gain of $1,583,000 due to a $1,791,000 gain from the common stock received related to the demutualization of John Hancock Financial Services, Inc. offset in part by a $208,000 loss related to the write-down of the Company's common stock investment in Chapparal Resources, Inc. The investment loss in 1999 of $2,280,000 was due to a $2.7 million non-cash write-down of the investment in Highgate Capital, LLC offset in part by a $420,000 gain from the sale of its investment in Iron Mountain, Inc.

     As a result of these changes, income (loss) before income taxes for the nine months ended September 30, 2000 was income of $2,065,000 versus a loss of $1,444,000 for the same period in 1999, an increase of $3,509,000.

     Income tax expense (benefit) was provided at an effective rate of 41.1% and 18.6% in 2000 and 1999, respectively. The income tax benefit for 1999 was significantly lower than the statutory rate of 34% as the Company took limited tax benefits on the capital loss write-down of the Highgate Captial investment.

     As a result, net income (loss) for the nine months ended September 30, 2000 was income of $1,220,000 ($0.15 per share - basic and diluted) versus a loss of $1,713,000 ($0.22 per share - basic and diluted) for the same period in 1999, an increase of $2,933,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of September 30, 2000, the Company had working capital of $61.5 million compared with $51.4 million as of December 31, 1999, an increase of $10.1 million. The increase was primarily due to the acquisition of Xantia. Significant uses of working capital included capital expenditures of $0.5 million and additions to other assets of $0.6 million. The Company currently has no material commitments for capital expenditures.

     Cash used in operating activities was approximately $1.8 million in the nine months ended September 30, 2000 compared with cash used in operating activities of $5.4 million in the comparable period in 1999. The change resulted primarily from a larger decrease in receivables in 2000 compared to 1999, an increase in accounts payable in 2000 as compared to a decrease in 1999, offset partially by an increase in other current assets in 2000 versus a decrease in 1999.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreement. The Company currently has a $16.0 million line of credit, of which $9,400,000 was outstanding as of September 30, 2000. This line of credit expires in June 2001. The Company expects to renew the line of credit with terms and conditions consistent with the existing line of credit. Also, the Company has $7,849,000 outstanding under its term loans as of September 30, 2000. The Company's short-term liquidity is affected by seasonal changes in sales and inventory levels. The Company believes its current liquidity levels and financial resources continue to be sufficient to meet its operating needs for the next twelve months.


Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports the majority of its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At September 30, 2000, the Company has entered into foreign currency contracts and options to purchase approximately 71.9 million Swiss francs in 2000 and 2001 at a weighted average rate $1.547 Swiss franc/dollar. At September 30, 2000, the unrealized loss on these contracts and options was approximately $4.8 million. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature.

                           PART II OTHER INFORMATION
                           -------------------------

Exhibits and Reports on Form 8-K

A) Exhibits

2.1 Share Purchase Agreement, dated as of June 23, 2000 (the "Xantia Agreement"), by and among the Company, Swiss Army Brands CH, Inc. (the "Buyer") and Michel and Irene Thievent (collectively, the "Sellers") with respect to Xantia, S.A. Fabrique de Montres Precision ("Xantia") ; incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 7, 2000.

2.2 Amendment to the Xantia Agreement, dated as of July 10, 2000, by and among the the Buyer, and the Sellers; incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 7, 2000.

2.3 Second Amendment to the Xantia Agreement, dated as of July 24, 2000, by and among the Company, the Buyer, the Sellers and Victorinox AG;.incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on August 7, 2000.

(11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(27) Financial Data Schedule

B) The Company filed a report on Form 8-K on August 7,2000 and a report on Form 8K/A on October 6, 2000 related to the acquisition of Xantia for items 2 and 7, including historical financial statemtents and pro forma financial information.



SIGNATURES:


Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 SWISS ARMY BRANDS, INC.
 Registrant


Date:  November 14, 2000
                                              By/s/Thomas M. Lupinski
                                              Name:  Thomas M. Lupinski
                                              Title:  Senior Vice President &
                                              Chief Financial Officer, Secretary
                                              and Treasurer