Form 10-K
period 2000-12-31
SWISS ARMY BRANDS INC
filed 2001-03-30
CIK 731947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     The aggregate market value of voting stock held by non-affiliates of the registrant on March 20, 2001, was approximately $16,300,000. On such date, the closing price of registrant's common stock was $6.3125 per share. Solely for purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's common stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

     The number of shares of registrant's common stock, $.10 par value, outstanding on March 20, 2001 was 8,065,346 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of registrant to be held May 24, 2001 are incorporated by reference in Part III herein.

                                     PART I
                                     ------
                           FORWARD LOOKING STATEMENTS
                           --------------------------

     The following discussion, as well as other portions of this Annual Report on Form 10-K, contains, in addition to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc-U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations; and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to increased competition, changes in consumer tastes, the impact of generally adverse economic conditions and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward looking statements herein.


Item 1.  Business.
-------  ---------

     SwissArmy Brands, Inc. ("SABI" or the "Company") imports, manufactures and distributes consumer products, including watches, pocketknives, cutlery, multi-tools and sunglasses. The Company is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox SwissTool, Victorinox SwissCard and Victorinox Cutlery. SABI also markets its own line of Swiss Army Brand Watches, Swiss Army Brand Sunglasses and Swiss Army Brand Writing Instruments under its Swiss Army Brand worldwide. Also, the Company manufactures and distributes Bear MGC knives and multi-tools. The Company has been marketing Victorinox Original Swiss Army Knives and Victorinox Cutlery for over fifty years and has been the exclusive United States distributor of such products since 1972 under agreements with SABI's principal supplier of pocketknives and cutlery, Victorinox A.G. ("Victorinox"), a Swiss corporation and Europe's largest cutlery producer. In December 2000, Victorinox and its affiliates, long-time stockholders of the Company purchased sufficient shares of SABI common stock in private and open market transactions to acquire majority control of the Company. As of February 28, 2001, Victorinox owned approximately 66% of the Company's outstanding common stock. See "Victorinox Distribution Agreements" for further information.

     In July 2000, the Company purchased a controlling interest in Xantia, S.A., which designs and manufactures watches. Xantia is the principal supplier of watches to the Company, and in addition they also manufacture watches for third party customers. See Note 4 to the Company's Consolidated Financial Statements included herein for further information.

     The Company is engaged in one line of business - the importation, manufacture and distribution of consumer products, including watches, pocketknives, cutlery, multi-tools and sunglasses. Total SABI revenues for the calendar years 2000, 1999 and 1998 were $132,022,000, $129,546,000, and
$127,851,000, respectively. Sales of Victorinox Original Swiss Army Knives, Victorinox SwissTools, Victorinox SwissCards and Bear MGC products, accounted for approximately 43% of SABI's 2000 revenues while watches and other Swiss Army Brand products accounted for approximately 39%. Sales of professional and consumer cutlery accounted for approximately 15% of SABI's 2000 revenues while other products and licensing accounted for approximately 3%. No customer accounted for more than 10% of net sales during any year in the three-year period ended December 31, 2000. See Note 16 to the Company's Consolidated Financial Statements included herein for further information.

     The Company was incorporated in Delaware on December 12, 1974 as a successor to a New York corporation. SABI's principal executive offices are located at One Research Drive, Shelton, Connecticut 06484 and its telephone number is (203) 929-6391. As of December 31, 2000, SABI and its subsidiaries had 289 full-time employees, including 10 in Canada and 35 in Switzerland.

                                    Products
                                    --------


     Victorinox Original Swiss Army Knives are multiblade pocketknives containing implements capable of more functions than standard pocketknives. For example, SABI's most popular Victorinox Original Swiss Army Knife model, the Classic, with a suggested retail price of $16, features a blade, scissors, nail file with screwdriver tip, toothpick and tweezers. SABI markets more than 70 different models of Victorinox Original Swiss Army Knives containing up to 35 different implements (with up to 45 separate functions), with suggested retail prices primarily in the range of $10 to $100. SABI also offers multi-function lockblade knives designed for the hunting and outdoor market, the Victorinox SwissCard, a credit card shaped, ten-function instrument, and the Victorinox SwissTool, a multi-tool with 24 features, including full size pliers. In 1999, the Company added to its product line a collection of specialty tools: the Victorinox CyberTool, Victorinox GolfTool, Victorinox Altimeter Knife, AutoTool and SportRatchetTool, which tools are designed for use in specific activities.

     SABI's line of Swiss Army Brand products currently includes 40 models of Swiss Army Brand Watches with over 125 SKUs ranging from the Active Collection, starting at a suggested retail price of $85, to the Professional Collection, which tops out at a suggested retail price of $1,395. In July 2000, the Company purchased a controlling interest in Xantia. The Company purchases substantially of its Swiss Army Brand Watches from Xantia. SABI's line of Swiss Army Brand Sunglasses includes four models with suggested retail prices ranging from $60 to $80 and its line of Swiss Army Brand writing instruments includes six SKUs at a suggested retail price of $95.

     The Company also sells stainless steel professional cutlery products primarily manufactured by Victorinox. The majority of SABI's professional cutlery products are marketed under the trademarks "Forschner" and "R.H. Forschner." Professional cutlery imported from Switzerland is generally more expensive than domestic United States products. SABI believes that it has the largest market share of imported professional cutlery products sold in the United States and that it has the second largest share of all professional cutlery, foreign and domestic, sold in this country. SABI believes that it has achieved and maintained its market share due to the quality of its products.

     The Company's line of Bear MGC knives and multi-tools include over 50 models with suggested retail prices primarily in the range of $20 to $60.

     The Company distributes its products throughout the United States, Canada and the Caribbean through independent sales representatives and its direct sales force to over 3,800 wholesalers and retailers, including department stores, specialty stores, high-end jewelers, sporting goods stores, cutlery shops, catalog showrooms, mass merchandisers and mail order houses, and through distributors to corporations and other organizations for promotional purposes, premium and employee gift award programs and corporate identity catalogs. SABI imprints its products primarily at its own facilities with the customer's corporate name or logo. SABI's customers for professional cutlery include distributors of hotel, restaurant, butcher, institutional, commercial fishing and slaughterhouse supplies and retail cutlery stores located throughout the United States and Canada.

     Sales of Victorinox Original Swiss Army Knives and Swiss Army Brand products are generally seasonal with sales typically stronger during September through December.

     Although the Company is the largest United States seller of Swiss Army Knives, it faces competition from Precise Imports Corp. ("Precise"), the United States and Canadian distributor of Swiss Army Knives manufactured by Wenger S.A. ("Wenger"), the only company other than Victorinox supplying knives to the Swiss armed forces. Precise imports a substantially smaller number of knives into the United States than SABI. The Company also faces competition from the manufacturers and importers of other pocketknives and multi-tools including importers that sell non Swiss-made pocketknives under the "Swiss Army Knife" name.

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

                             Victorinox Travel Gear
                             ----------------------

     In March 2000, the Company signed a license agreement with TRG Accessories, LLC ("TRG"), a United States based company, reflecting a prior informal arrangement between the two companies. Under the agreement, TRG develops, manufactures and markets a line of travel gear under the Victorinox trademark and the famous Victorinox Crest. The collection, including luggage, backpacks and small leather goods (wallets, PDA covers, etc.) was launched to select department stores and specialty retailers in late 1999. The marks are sub-licensed to TRG by the Company on a royalty basis in accordance with a license agreement between the Company and Victorinox granting the Company the right to utilize and sub-license the Victorinox trademarks in conjunction with the development and international marketing of a collection of travel gear.

                               Victorinox Apparel
                               ------------------

     In October 2000, the Company signed a license agreement with Tropical Sportswear International Corporation, ("TSI") a United States based company. Under the agreement, TSI is to develop, manufacture and market a line of apparel under the Victorinox trademark and the famous Victorinox Crest. The marks are sub-licensed to TSI by the Company on a royalty basis in accordance with a license agreement between the Company and Victorinox, granting the Company the right to utilize and sub-license the Victorinox trademarks in conjunction with the development and international marketing of a collection of Apparel. Victorinox Apparel is a complete collection of menswear including shirts, pants, sweaters, fleece and high performance outerwear.

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

     The Company actively considers marketing other products under the "Swiss Army" trademark or under other trademarks. However, no assurances can be given that the Company will ever enter into any additional markets, or if entered into, that such activities will be profitable.

     If the Company's efforts to protect its owned and licensed trademarks prove to be unsuccessful, the Company may incur increased competition from non-Swiss made knives and other products sold under the "Swiss Army" name. No assurances can be given that such competition from non-Swiss made products would not have a material adverse effect on the business and prospects of the Company. In its capacity of licensor of certain trademarks the Company might be exposed to additional costs should the exclusive rights to such trademarks be challenged.

                         Swiss Confederation Trademarks
                         ------------------------------

     On December 18, 1996, the Swiss Military Department representing the Swiss Confederation ("Swiss Confederation") and SABI entered into a trademark agreement (the "Trademark Agreement") pursuant to which SABI was granted certain worldwide use and sublicensing rights in connection with trademarks containing the words "Swiss Army" registered by the Swiss Confederation in Switzerland (the "Swiss Confederation Trademarks"). The Swiss Confederation acknowledged SABI's exclusive right to use SABI's trademarks in the countries of their registration or application and agreed to assist SABI in enforcing SABI's rights with respect to its trademarks. In addition, the Swiss Confederation stated its intention to assist Victorinox, Wenger, SABI and Precise in safeguarding their rights with respect to "Swiss Army" as applied to knives.

     The Trademark Agreement grants SABI the right to an exclusive royalty-free license of the Swiss Confederation Trademarks as applied to watches and sunglasses in the United States, Canada and the Caribbean. SABI is also granted such rights with respect to certain designated products that either it or its licensees sell in commercial quantities in the United States, Canada and the Caribbean within designated time periods. In the event SABI or its licensees do not sell commercial quantities of product categories within the time periods set by the agreement, the Swiss Confederation shall have the right, subject to certain conditions, to license the Swiss Confederation Trademarks to a third party and, in such event, SABI shall be obligated to offer such third party a license of SABI's appropriate trademark. Outside of the United States, Canada and the Caribbean, the Trademark Agreement provides for the grant to SABI of the right to an exclusive license, subject to the existing legal rights of others, for watches and sunglasses at a royalty rate, as defined. In addition, SABI has the right to a license for certain designated products outside of the United States, Canada and the Caribbean, also at a royalty rate, as defined, to use the Swiss Confederation Trademarks provided that SABI commences the sale of commercial quantities of such products within time periods prescribed by the Trademark Agreement. The Trademark Agreement also provides that all products sold under the license must be of a quality at least equal in work-manship and materials to the products currently sold by SABI, Victorinox or Wenger and that in the event SABI discontinues sales of goods in commercial quantities in any category of goods for three consecutive years, the Swiss Confederation shall have the right to terminate the license as to that category after giving SABI notice and an opportunity to resume sales. Except for the foregoing limitation, the rights of SABI with respect to the use of the Swiss Confederation Trademarks under the Trademark Agreement are perpetual. It is anticipated that the right to utilize the Swiss Confederation Trademarks on certain products other than timepieces and sunglasses will be made available to Precise by SABI on terms yet to be discussed.

                       Victorinox Distribution Agreements
                       ----------------------------------

     All of SABI's pocketknives and the majority of its cutlery, except for the Bear MGC products, are manufactured by Victorinox, which has manufactured the Original Swiss Army Knife for the Swiss Army for more than 100 years. The loss of this supplier would have a material adverse effect on SABI's business. SABI, Victorinox's largest single customer, has been distributing Victorinox's products since 1937. Distribution was on a non-exclusive basis for more than 45 years when, as a result of understandings reached on SABI's behalf by Mr. Louis Marx, Jr. and Mr. Stanley R. Rawn, Jr., both now SABI Directors, and Mr. Charles Elsener, Sr., Chief Executive Officer of Victorinox, SABI became Victorinox's exclusive United States distributor of Victorinox Original Swiss Army Knives under an agreement dated December 12, 1983 (as subsequently amended, the "U.S. Distribution Agreement"). In 1992 and 1993, Messrs. Marx and Rawn held extensive conversations principally in Switzerland, with Victorinox looking to expand the scope of SABI's exclusive territory. This resulted in SABI obtaining exclusive distributorship rights first in Canada, and then in Bermuda and the Caribbean areas, as well as SABI's receipt of exclusive U.S., Canadian and Caribbean distribution rights to the Victorinox Watch, which is supplied to the Company by Victorinox.

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

               The U.S. Distribution Agreement was renewed in 1998 through December 12, 2003 and is subject to renewal at five year intervals at SABI's option unless, in any two consecutive years, purchases of Products by SABI fall below the average purchases for 1981 and 1982, which was 19,766,035 Swiss francs. SABI's distribution rights in Canada, which were renewed in 1999, and the Caribbean, which were renewed 2000, were for initial terms of seven years subject to renewal for successive five-year periods. In the event that Victorinox elects not to renew SABI's Canada distribution rights, Victorinox will be required to pay SABI the amount of $3,500,000.

               During each calendar year, SABI must purchase from Victorinox at least 85% of the maximum quantities of each of Swiss Army Knives and cutlery (expressed in Swiss francs) purchased in any prior year. The only remedy of Victorinox for SABI's failure to achieve these goals would be the termination of SABI's U.S. distribution rights. In the years 1996 through 2000, Victorinox agreed to reduce the minimum purchase requirements. The Company met the reduced minimum purchase requirements in years 1996 through 2000. The Company is currently in negotiations with Victorinox regarding the minimum purchase requirement for 2001.

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

               Pricing provisions assure that the prices paid by SABI for products shipped to the United States will be as low or lower than those charged to any other Victorinox customer. In addition, SABI is granted a 4% discount on purchases of pocketknives. For products shipped directly to Canada and the Caribbean, the prices paid by SABI are Victorinox's regular export prices. SABI also pays a royalty to Victorinox of 1% of net sales of Victorinox Watches.

               SABI will not sell any new cutlery items without the agreement of Victorinox.

               SABI will have complete discretion as to advertising, packaging, pricing and other marketing matters.

     In consideration of the grant of the Canadian distribution rights in 1992, SABI issued to Victorinox 277,066 shares of common stock, par value $.10 per share, of SABI ("Common Stock"). In consideration for the grant of the Caribbean distribution rights in 1993, the Victorinox watch distribution rights and the acquisition by SABI of Victorinox's 20% interest in a subsidiary of SABI, SABI issued to Victorinox a five-year warrant to purchase 1,000,000 shares of Common Stock at a discount from the market price on the date of exercise. Victorinox exercised the warrant in full in April 1994 at a price per share of $9.75, a discount of $4.25 per share from the then current market price of SABI Common Stock. All of the shares issued upon exercise of the warrant were subsequently sold to Brae Group, Inc. ("Brae"), which is controlled by Louis Marx, Jr., a Director of SABI, in exchange for shares of the common stock of that corporation.

     In addition, pursuant to agreements between the Company and Victorinox, Victorinox has granted the Company the right to utilize and sub-license the Victorinox trademarks and the famous Victorinox Crest to third parties with the development and marketing of Victorinox Travel Gear and Apparel.

                                   Investments
                                   -----------

     In 1994, SABI invested a total of $7,002,990, paid in cash and in shares of stock of a publicly traded corporation, to acquire 700,299 shares of Series A Preferred Stock of Forschner Enterprises, Inc., a privately held corporation which was merged into Victory Capital LLC. In 1996, Victory Capital LLC changed its name to Hudson River Capital LLC ("Hudson River"). In 1996, SABI invested $2,000,209 to acquire 190,477 Series B Preferred Units of Hudson River. In 2000, Hudson River changed its name to Highgate Capital LLC ("Highgate"). SABI's interest in Highgate currently represents, in the aggregate, approximately 9.6% of the equity of Highgate. Highgate is a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments. The preferred units of Highgate held by SABI carry a preference on liquidation equal to their cost and, in certain instances, are entitled to an annual preferred return.

     In 1996, Highgate distributed pro-rata to its members all of its interest in Victory Ventures LLC, a private equity firm specializing in small market venture capital investments ("Victory Ventures"). SABI received in the distribution, and continues to hold, 890,776 Series A Preferred Units of Victory Ventures valued at the time of the distribution at $1.23 per unit, currently representing approximately 1.2% of the equity of Victory Ventures. The preferred units of Victory Ventures held by SABI carry a preference on liquidation equal to the value of the Series A Preferred Units on the date of the distribution and, in certain instances, are entitled to an annual preferred return.

     Brae Capital Corporation ("Brae Capital"), a wholly-owned subsidiary of Brae, currently owns 490,000 of Highgate's common units and 2,279,763 of Highgate's Series B Preferred Units (currently representing, in the aggregate, approximately 29.9% of Highgate's outstanding equity). Mr. Marx is the owner of 700,000 plan units (representing approximately 7.5% of Highgate's outstanding equity) issued by Highgate under its Equity Incentive Plan, which entitle Mr. Marx to voting rights and to receive a portion of the appreciation of Highgate's assets after the date of grant of such units under certain circumstances.

     Brae Capital also currently owns 490,000 of Victory Ventures' common units and 6,917,035 of Victory Ventures' Series A Preferred Units (currently representing in the aggregate, approximately 9.6% of Victory Ventures' outstanding equity). In addition, Brae Capital is the owner of 2,911,613 plan units (representing approximately 3.8% of Victory Ventures' outstanding equity) issued by Victory Ventures under its Equity Incentive Plan, which entitle Brae Capital to voting rights and to receive a portion of the appreciation of Victory Ventures' assets after the date of grant of such units under certain circumstances.

     Also, Mr. Marx is a director and chairman of a private company that owns 6,841,784.4 Series A preferred units of Victory Ventures (representing approximately 8.9% of the total outstanding units), and 193,652.6 Series B preferred units of Highgate (representing approximately 2.1% of the total outstanding units). Mr. Marx does not own any units of Victory Ventures directly.

     Mr. Marx, a Director of SABI, is a Co-Chairman of the Board, a director and an equity holder of each of Highgate and Victory Ventures, and a consultant to Victory Ventures. Mr. Clarke H. Bailey, a Director of SABI, is a Co-Chairman of the Board, a Director and an equityholder of Highgate . Mr. Stanley R. Rawn, Jr., Senior Managing Director and a Director of SABI, and Mr. Herbert M. Friedman, Vice President and General Counsel and Director of SABI, also serve as directors and are equityholders of each of Highgate and Victory Ventures. Mr. Robert S. Prather, Jr., a director of SABI, also serves as a director of Victory Ventures.

Item 2.  Properties.
-------  -----------

     The executive and administrative offices of SABI occupy approximately 42,500 square feet of leased space in an office building located in Shelton, Connecticut. SABI moved into these premises in September 1993. The initial term of the lease on this space expires on September 1, 2001, subject to renewal options. The facility for warehousing, distribution, imprinting and assembly of SABI is located in Shelton, Connecticut in approximately 85,000 square feet of leased space. SABI moved into these premises in June 1991. The initial term of the lease on this space expires on December 31, 2001, subject to renewal options. The Company is currently reviewing its renewal options on the above locations as well as exploring other alternatives related to the above functions.

     SABI also leases approximately 13,000 square feet in a building in Toronto, Canada that it uses for office space and warehousing of products. The lease commenced in December 1992 and has been extended until December 31, 2001. The Company is currently exploring its options regarding its facility needs for its Canadian location. In 2000, SABI entered into a lease for 37.5 square meters of space in Bienne, Switzerland for use as a distribution center. Also, the Company leases 40,000 square feet for a building in Jacksonville, Alabama that Bear Cutlery, Inc uses as its office, manufacturing and distribution facility. This leases expires in April 2009. In addition, Xantia owns a building in Bienne, Switzerland , which was constructed in 1997. The building is 1,500 square meters and is used as the office, warehouse and manufacturing facility for Xantia.

     SABI believes its properties are sufficient for the current and anticipated needs of its business.

Item 3.  Legal Proceedings
-------  -----------------

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

     The Company is also a plaintiff in several proceedings to enforce its intellectual property rights. In addition, see "Business- Trademark Agreements".

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     Not Applicable.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

     A. Market Information.
        -------------------

     Shares of SABI's Common Stock trades on The Nasdaq Stock Market under the symbol "SABI". The high and low closing sales prices for shares of Common Stock, which is the only class of capital stock of SABI outstanding, as reported by Nasdaq since the first quarter of 1999 were as follows:

                                  1999                   2000                    2001*
                                  ----                   ----                    ----
                            High        Low        High        Low        High         Low
                            ----        ---        ----        ---        ----         ---
First Quarter               $10 1/8    $8 5/8      $8 1/2     $4 3/4      $6 11/16     $5 3/4
Second Quarter               10         7 5/8       6 7/8      5
Third Quarter                11 1/2     7 9/32      6          4 1/8
Fourth Quarter                9 1/2     6 5/8       6 7/16     5 3/16


*Through March 20, 2001.

     The public market for Common Stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices that might be obtained in transactions involving substantial numbers of shares.

     B. Holders.
        --------

     On March 20, 2001, shares of Common Stock were held of record by 304 persons, including several holders who are nominees for an undetermined number of beneficial owners.

     C. Dividends.
        ----------

     The Company has not paid a cash dividend since its inception, and its present policy is to retain earnings for use in its business. Payment of dividends is dependent upon the earnings and financial condition of SABI and other factors that its Board of Directors may deem appropriate. Under SABI's revolving credit agreement, SABI agreed not to declare or pay any dividends unless immediately following such payment SABI's is in compliance with the financial covenants set forth in the revolving credit agreement.

Item 6.  Selected Financial Data
-------  -----------------------

     The following selected financial data for the five years ended December 31, 2000 was derived from the consolidated financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, related notes and other financial information included herein.

(In thousands, except per share amounts)                     Year Ended December 31,
----------------------------------------                     -----------------------


Operating Data:                                  2000          1999        1998       1997(1)       1996(2)
                                                 ----          ----        ----       -------       -------

Net revenues                                 $ 132,022     $ 129,546    $127,851     $118,744      $130,030
Gross profit                                    50,706        50,940      49,982       42,724        40,836
Selling, general and administrative expenses    47,467        46,305      49,005       49,639        46,241
Operating income (loss)                          3,239         4,635         977       (6,915)       (5,405)
Investment gain (loss), net                      1,508        (2,280)      1,651          398        (2,382)
Other income (expense), net                     (1,204)         (704)         55          116           179
Income (loss) before income taxes                3,543         1,651       2,683       (6,401)       (7,608)
Income tax provision (benefit)                   1,579         1,531       1,220       (2,376)       (2,343)
Minority interest                                  (49)          -           -            -             -
Net income (loss)                             $  2,013        $  120    $  1,463    ($  4,025)    ($  5,265)

Earnings per share:
     Basic                                      $ 0.25        $ 0.02      $ 0.18       ($0.49)       ($0.64)
     Diluted                                    $ 0.25        $ 0.01      $ 0.18       ($0.49)       ($0.64)
Weighted average number of shares outstanding:
      Basic                                      7,973         7,862       8,138        8,209         8,202
      Diluted                                    8,187         8,021       8,236        8,209         8,202
Balance Sheet Data:
Current assets                              $   78,612    $   70,540   $  70,383      $64,144       $70,933
Total assets                                   124,449       107,604     100,404       94,051        98,643
Current liabilities                             21,002        19,169      25,210       18,343        18,787
Long-term debt                                  16,038        11,362         -            -             -
Stockholders' equity                            80,684        76,380      74,598       75,708        79,856
Cash dividends per common share             $      -      $      -     $     -        $   -         $   -


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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operation.
-------------

Results of Operations

     The following table shows, as a percentage of net revenues, the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000:

                                                   Year Ended December 31,
                                                   -----------------------
                                              2000          1999          1998
                                              ----          ----          ----

Net revenues                                 100.0%        100.0%        100.0%

Cost of sales                                 61.6          60.7          60.9
                                             -----         -----         -----

Gross profit                                  38.4          39.3          39.1

Selling, general and administrative
  expenses                                    36.0          35.7          38.3
                                             -----         -----         -----

Operating income                               2.4           3.6           0.8

Interest income (expense), net                (0.8)         (0.5)           -

Investment gain (loss) , net                   1.1          (1.8)          1.3

Other income, net                               -             -             -
                                              -----         -----         -----
Income before income taxes                     2.7           1.3           2.1

Income tax provision                           1.2           1.2           1.0

Minority interest                               -             -             -
                                              -----         -----         -----
Net income                                     1.5%          0.1%          1.1%
                                              =====         =====         =====

Comparison of the Years Ended December 31, 2000 and December 31, 1999
---------------------------------------------------------------------

                  Net revenues consist of the following:
                                                          2000           1999
                                                          ----           ----
                                                             (in thousands)

                        Product sales, net              $130,483       $129,452
                        Royalty income                     1,539             94
                                                        --------       --------
                                                        $132,022       $129,546
                                                        ========       ========

     Product sales for the year ended December 31, 2000 were $130.5 million compared with $129.5 million for the same period in 1999, representing an increase of $1.0 million or 0.8%. The sales increase was primarily due to an increase in sales of Victorinox Original Swiss Army Knives and Victorinox SwissCards and sales related to Xantia in which the Company acquired a controlling interest in July 2000, offset in part by a decrease in sales of Swiss Army Brand Watches. Royalty income relates to the licensing program of Victorinox Travel Gear, which was introduced in the fourth quarter of 1999.

     Gross profit for the year ended December 31, 2000 was $50.7 million, 0.5% lower than in 1999. The decrease in gross profit was primarily due to a decrease in Swiss Army Brand Watch sales offset in part by the increase in the value of the U.S. dollar versus the Swiss franc, an increase in total sales and an increase in royalty income, which has a higher gross margin than product sales. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports the majority of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross profit, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current estimated Swiss franc requirements, the Company believes it is hedged through the fourth quarter of 2001. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

     Selling, general and administrative expenses for the year ended December 31, 2000 were $47.5 million, $1.2 million or 2.5% higher than in 1999. The expense increase resulted primarily from increased advertising and merchandising expense related to Swiss Army Brand Watches. As a percentage of net sales, selling, general and administrative expenses increased to 36.0% in 2000 from 35.7% in 1999.

     As a result of the above, the Company recorded operating income of $3,239,000 for the year ended December 31, 2000 compared to $4,635,000 in 1999.

     Interest expense of $1,274,000 for the year ended December 31, 2000 was $526,000 greater than interest expense in 1999, due to the debt issued in connection with the acquisitions of Bear in April 1999 and Xantia in July 2000.

     Interest income of $43,000 for the year ended December 31, 2000 was $1,000 less than interest income in 1999.

     Investment gain (loss), net for the year ended December 31, 2000 was income of $1,508,000 compared to a loss of $2,280,000 for the year ended December 31, 1999. The gain in 2000 was due to a $1,716,000 gain from the common stock received related to the demutualization of John Hancock Financial Services, Inc. offset in part by a $208,000 loss related to the write-down of the Company's common stock investment in Chaparral Resources, Inc. due to the other than temporary impairment in the value of the investment. The loss in 1999 consisted of a $2.7 million non-cash write-down of the Company's investment in Highgate Capital LLC due to the other than temporary impairment in the value of the investment, offset in part by a $420,000 gain related to the sale of the Company's investment in Iron Mountain, Inc.

     As a result of the above, income before income taxes was $3,543,000 for the year ended December 31, 2000 compared to $1,651,000 in 1999.

     Income tax provision was provided at an effective rate of 44.6% for the year ended December 31, 2000 compared to 92.7% for the year ended December 31, 1999. The change in the effective rate was the result of the Company taking limited tax benefits in 1999 on the capital loss write-down of the Highgate Capital LLC investment.

     As a result of the above, the net income for the year ended December 31, 2000 was $2,013,000 ($0.25 per share-basic and diluted) compared to $120,000 ($0.02 per share-basic, $0.01 per share-diluted) in 1999.

Comparison of the Years Ended December 31, 1999 and December 31, 1998
---------------------------------------------------------------------

                Net revenues consist of the following:
                                                          1999           1998
                                                          ----           ----
                                                            (in thousands)
                        Product sales, net               $129,452      $127,851
                        Royalty income                         94           -
                                                         --------      --------
                                                         $129,546      $127,851
                                                         ========      ========

     Product sales for the year ended December 31, 1999 were $129.5 million compared with $127.9 million for the same period in 1998, representing an increase of $1.6 million or 1.3%. The sales increase was due primarily to $5.3 million in sales following the acquisition of Bear Cutlery, Inc. ("Bear") in April 1999, an increase in sales of new Victorinox products, primarily the Victorinox CyberTool and SwissCard, and an increase in North American sales of Swiss Army Brand Watches. The increases were partially offset by a decrease in sales of watches marketed under the St. John Timepiece Collection and a decrease in sales of Swiss Army Brand Sunglasses.

     Gross profit for the year ended December 31, 1999 was $50.9 million, 1.9% higher than in 1998. The increase in gross profit was primarily due to the increase in the value of the U.S. dollar versus the Swiss franc and an increase in net sales.

     Selling, general and administrative expenses for the year ended December 31, 1999 were $46.3 million, $2.7 million or 5.5% lower than in 1998. The expense decrease resulted primarily from decreased advertising and merchandising expense related to Swiss Army Brand Sunglasses offset in part by expenses related to Bear. As a percentage of net sales, selling, general and administrative expenses decreased to 35.7% in 1999 from 38.3% in 1998.

     As a result of the above, the Company recorded operating income of $4,635,000 for the year ended December 31, 1999 compared to $977,000 in 1998.

     Interest expense of $748,000 for the year ended December 31, 1999 was $615,000 greater than interest expense in 1998 due to the debt related to the acquisition of Bear, and the Company's repurchase of $3.6 million of its common stock since the fourth quarter of 1998.

     Interest income of $44,000 for the year ended December 31, 1999 was $144,000 less than interest income in 1998, due to decreased cash balances during 1999 compared to 1998.

     Investment gain (loss), net was a loss of $2,280,000 for the year ended December 31, 1999 compared to a gain of $1,651,000 in 1998. The loss in 1999 consisted of a $2.7 million non-cash write-down of the Company's investment in Highgate Capital LLC due to the other than temporary impairment in the value of the investment, offset in part by a $420,000 gain related to the sale of the Company's investment in Iron Mountain, Inc. In 1998, the Company recorded a $1.5 million gain due to a cash and stock distribution from the Company's investment in Highgate Capital LLC; received distributions from Victory Ventures LLC consisting of common stock in two publicly traded entities, both of which were sold by the Company resulting in a $57,000 gain; and also sold its investment in SWWT, Inc. and realized a gain of $94,000.

     As a result of the above, the income before income taxes was $1,651,000 for the year ended December 31, 1999 compared to $2,683,000 in 1998.

     Income tax provision was provided at an effective rate of 92.7% for the year ended December 31, 1999 compared to 45.5% for the year ended December 31, 1998. The change in the effective rate was the result of the Company taking limited tax benefits in 1999 on the capital loss write-down of the Highgate Capital LLC investment.

     As a result of the above, the net income for the year ended December 31, 1999 was $120,000 ($0.02 per share-basic, $0.01 per share-diluted) compared to $1.5 million ($0.18 per share-basic and diluted) in 1998.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had working capital of $57.6 million compared with $51.4 million as of December 31, 1999, an increase of $6.2 million. Working capital increased due to the acquisition Swiss franc requirements, of Xantia. Significant uses of working capital consisted of additions to other assets of $2.6 million and capital expenditures of $1.4 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $4.0 million in the year ended December 31, 2000 compared to $4.9 million in the year ended December 31, 1999. The change primarily resulted from an increase in inventory in 2000 compared to a decrease in 1999, an increase in prepaid and other in 2000 compared to a decrease in 1999, a decrease in accrued liabilities in 2000 compared to an increase in 1999, offset in part by an increase in accounts payable in 2000 compared to an decrease in 1999 and a decrease in accounts receivable in 2000 compared to an increase in 1999.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreement. As of December 31, 2000, the Company had $6,335,000 of outstanding borrowings under its line of credit agreement. Also, the Company has approximately $11,196,000 of outstanding term loans and debt related to the acquisitions of Bear and Xantia. At December 31, 2000, the Company has a $16.0 million credit line, of which $9,665,000 is available for borrowings. The revolving credit line is due to expire in June 2001. In March 2001, the Company received a firm commitment from its current lender to extend the line of credit through June 2003 under similar terms and conditions as the existing agreement. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources continue to be sufficient to meet its operating needs.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), as amended in June 2000 by SFAS No. 138 ("SFAS 138"), "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value, resulting in an offsetting adjustment to income or other comprehensive income, depending on effectiveness of the hedge. SFAS 133, as amended by SFAS 138, was effective for the Company beginning January 1, 2001. The Company adopted this statement effective January 1, 2001. Based upon the estimated fair value of the Company's derivative instruments, at January 1, 2001 derivative liabilities of approximately $750,000 will be recognized in the balance sheet with an offsetting amount in other comprehensive income (loss).

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the SEC staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in the fourth quarter 2000 without any material impact on the Company's financial statements or results from operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------
Foreign Exchange Risk

     The Company is exposed to significant market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At December 31, 2000, the Company entered into foreign currency contracts and options to purchase approximately 64.7 million Swiss francs in 2001 at a weighed average rate of $1.580 Swiss franc/dollar. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At December 31, 2000, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition. See Notes to
Consolidated Financial Statements for further discussion of the Company's accounting policies and other information related to it foreign exchange instruments.

Interest Rate Risk

     The Company has entered into interest rate protection agreements to manage its exposure to fluctuations in earnings related to changes in interest rates on its variable rate debt. At December 31, 2000, a 50 basis point increase or decrease in market interest rates, principally LIBOR, would not materially increase or decrease interest expense or cash flows.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9.  Changes  In and   Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
--------  ---------------------------------------------------

     Incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 24, 2001.

Item 11.  Executive Compensation
--------  ----------------------

     Incorporated herein by reference to the information under the headings "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Management Compensation", "Option Grants in Last Fiscal Year", "Option Exercises and Year-End Value Table" and "Compensation Committee Report on Executive Compensation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 24, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     Incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the
Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 24, 2001.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held May 24, 2001.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a)               Documents filed as part of this report:
                                                                       Page(s)

(1)
                  Financial Statements:

                  Report of Independent Public Accountants                   F-1

                  Consolidated Balance Sheets - December 31, 2000
                  and 1999                                            F-2 to F-3

                  Consolidated Statements of Operations for the
                  Years Ended December 31, 2000, 1999 and 1998               F-4

                  Consolidated Statements of Stockholders' Equity
                  and Comprehensive Income for the Years Ended
                  December 31, 2000, 1999 and 1998                           F-5

                  Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2000, 1999 and 1998                     F-6

                  Notes to Consolidated Financial Statements         F-7 to F-24
(2)
                  Schedule --

                  Schedule II -- Valuation and Qualifying Accounts
                  for the Years Ended December 31, 2000, 1999 and 1998      F-25


All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Swiss Army Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Swiss Army Brands, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Army Brands, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Stamford, Connecticut
  March 27, 2001


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                               December 31,
                                                               ------------
                                                            2000         1999
                                                            ----         ----
   Current assets
   Cash and cash equivalents                              $5,002        $1,302

   Accounts receivable, less
    allowance for doubtful accounts
    of  $1,260 and $1,060, respectively                   34,173        33,718

   Inventories                                            33,461        30,227

   Deferred income taxes                                   1,887         2,235

   Prepaid and other                                       4,089         3,058
                                                          -------      --------
      Total current assets                                78,612        70,540
                                                          -------      --------


Deferred income taxes                                        675         1,474

Property, plant and equipment, net                         7,506         4,856

Investments                                                8,274         4,476

Intangible assets, net                                    12,595        11,548

Other assets, net                                         16,787        14,710
                                                         --------      --------
Total assets                                            $124,449      $107,604
                                                        =========     =========


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                December 31,
                                                                ------------
                                                              2000         1999
                                                              ----         ----

Current liabilities

   Current portion of long-term debt                       $  1,493      $  875

   Accounts payable                                          11,057       7,732

   Accrued liabilities                                        8,452      10,562
                                                             ------      ------
     Total current liabilities                               21,002      19,169
                                                             ------      ------
Long-term liabilities

   Long-term debt                                            16,038      11,362

   Other                                                        675         693
                                                             -------     -------
     Total liabilities                                       37,715      31,224

Minority interest                                             6,050         -


Commitments and contingencies (Note 15)

Stockholders' equity
   Preferred stock, par value $.10 per
      share: shares authorized -
      2,000,000; no shares issued                               -           -

   Common stock, par value $.10 per
      share: shares authorized -
      18,000,000; shares issued - 8,971,080
      and 8,866,218, respectively                               897         886

   Additional paid-in capital                                49,005      49,137

   Accumulated other comprehensive income (loss)              1,234        (401)

   Retained earnings                                         37,589      35,576
                                                            --------    --------
                                                             88,725      85,198

   Less: Treasury stock; 905,734 and 1,014,108 shares,
              respectively                                   (8,003)     (8,711)


            Deferred compensation                               (38)       (107)
                                                            --------    --------
   Total stockholders' equity                                80,684      76,380
                                                            --------    --------

Total liabilities and stockholders' equity                $ 124,449   $ 107,604
                                                          ==========  ==========

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                         Year Ended December 31,
                                                      2000          1999        1998
                                                      ----          ----        ----
       Net revenues                                $132,022      $129,546    $127,851

       Cost of sales                                 81,316        78,606      77,869

       Gross profit                                  50,706        50,940      49,982

       Selling, general and administrative
         expenses                                    47,467        46,305      49,005
                                                   --------      --------    --------
       Operating income                               3,239         4,635         977
                                                   --------      --------    --------
       Interest expense                              (1,274)         (748)       (133)
       Interest income                                   43            44         188
       Investment gain (loss), net                    1,508        (2,280)      1,651
       Other income, net                                 27           -           -
                                                   --------      --------    --------
       Total interest and other income
         (expense), net                                 304        (2,984)      1,706
                                                   --------      --------    --------
       Income before income taxes                     3,543         1,651       2,683

       Income tax provision                           1,579         1,531       1,220

       Minority interest                                (49)          -           -
                                                   --------      --------    --------
       Net income                                    $2,013         $ 120     $ 1,463
                                                   ========      ========    ========
       Earnings per share:
          Basic                                       $0.25         $0.02       $0.18
                                                      =====         =====       =====
          Diluted                                     $0.25         $0.01       $0.18
                                                      =====         =====       =====
       Weighted average number of shares
          outstanding:
          Basic                                       7,973         7,862       8,138
                                                      =====         =====       =====
          Diluted                                     8,187         8,021       8,236
                                                      =====         =====       =====


The accompanying notes to consolidated financial statements are an integral part of these statements.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (in thousands, except share data)

                                                                         Accumulated
                                  Common Stock         Additional          Other
                                 Par Value $.10          Paid-In        Comprehensive      Retained     Treasury     Comprehensive
                               Shares       Amount       Capital        Income (Loss)      Earnings       Stock      Income (Loss)
BALANCE                        -------------------     ----------       -------------      --------     --------     -------------

December 31, 1997            8,823,718       $882        $46,186           ($240)           $33,993     ($5,113)

Comprehensive Income:
   Net income                    -             -             -                -               1,463         -             $1,463
   Unrealized gain in
      marketable securities      -             -             -               603                -           -                603
   Foreign currency
     translation adjustment      -             -             -              (186)               -           -               (186)
                                                                                                                          --------
Comprehensive Income                                                                                                      $1,880
                                                                                                                          ========
Stock options exercised          9,500         -              70              -                 -           -
Stock grant                     25,000          3            216              -                 -           -
Repurchase of common stock       -             -             -                -                 -        (3,081)
                            -----------    -------        --------        --------         ---------    ---------
BALANCE

December 31, 1998            8,858,218        885         46,472             177             35,456      (8,194)

Comprehensive Loss:
   Net income                    -             -             -                -                 120         -               $120
   Foreign currency
     translation adjustment      -             -             -               233                -           -                233
   Unrealized gain in
     marketable securities       -             -             -              (811)               -           -               (811)
                                                                                                                          --------
Comprehensive Loss                                                                                                         ($458)
                                                                                                                          ========
Acquisition of Bear MGC
   Cutlery, Inc.                 -             -           2,630              -                 -           -
Stock options exercised         10,000          1             53              -                 -           -
Cancellation of stock grant     (2,000)        -             (18)             -                 -           -
Repurchase of common stock       -                           -                -                 -          (517)
                            ------------    --------      --------        --------         ----------    ---------
BALANCE

December 31, 1999            8,866,218        886         49,137            (401)            35,576      (8,711)

Comprehensive  Income:
   Net income                    -             -             -                -               2,013         -             $2,013
   Foreign currency
     translation adjustment      -             -             -              (655)               -           -               (655)
   Unrealized gain in
     marketable securities       -             -             -             2,290                -           -              2,290
                                                                                                                         ---------
Comprehensive Income                                                                                                      $3,648
                                                                                                                         =========
Issuance of common stock       106,112         11            (11)             -                 -           -
Cancellation of stock grant     (1,250)        -             (11)             -                 -           -
Acquisition of Xantia, S.A.      -             -            (110)             -                 -           708
                             -----------    -------      ---------        --------         ----------    ---------
BALANCE

December 31, 2000            8,971,080       $897        $49,005          $1,234            $37,589     ($8,003)
                             ===========    =======      =========        ========         ==========    =========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year Ended December 31,
                                                              2000                1999                 1998
                                                              ----                ----                 ----
Cash flows from operating activities:
   Net income                                               $ 2,013              $ 120                $1,463
   Adjustments to reconcile net income to cash
   provided from operating activities:
      Minority interest                                         (49)               -                     -
      Depreciation and amortization                           3,504              3,230                 2,834
      Stock compensation expense                                 58                 73                    21
      Deferred income taxes                                     543               (435)                2,652
      Investment (gain) loss, net                            (1,508)             2,280                (1,651)
                                                            --------            -------               -------
                                                              4,561              5,268                 5,319

Changes in other current assets and liabilities:
   Accounts receivable                                        1,625             (1,206)               (3,167)
   Inventories                                                 (727)               383                (1,433)
   Prepaid and other                                           (630)             3,652                (2,814)
   Accounts payable                                           1,366             (5,030)                3,937
   Accrued liabilities                                       (2,161)             1,872                (1,661)
                                                            --------            -------               --------
    Net cash provided from operating activities               4,034              4,939                   181
                                                            --------            -------               --------

Cash flows from investing activities:
   Acquisition of Bear MGC Cutlery, Inc., net of cash
      acquired                                                  -               (7,982)                  -
   Acquisition of Xantia, S.A., net of cash acquired         (1,751)               -                     -
   Capital expenditures                                      (1,433)            (1,698)               (1,302)
   Additions to other assets                                 (2,605)            (3,776)               (2,701)
   Proceeds from sales of investments                           -                1,972                 1,949
                                                            --------            -------               --------
   Net cash used for investing activities                    (5,789)           (11,484)               (2,054)
                                                            --------           --------               --------
Cash flows from financing activities:
   Borrowings under bank agreements                          58,103             59,440                32,914
   Repayments under bank agreements                         (52,891)           (52,343)              (27,774)
   Repurchase of common stock                                   -                 (517)               (3,081)
   Proceeds from exercise of stock options and warrants         -                   54                    70
                                                            --------           --------               --------
   Net cash provided from financing activities                5,212              6,634                 2,129
                                                            --------           --------               --------

 Effect of exchange rate changes on cash                        243                (96)                  (25)
 Net increase (decrease) in cash and cash
    equivalents                                               3,700                 (7)                  231
   Cash and cash equivalents, beginning of period             1,302              1,309                 1,078
                                                            --------           --------               --------
   Cash and cash equivalents, end of period                  $5,002            $ 1,302               $ 1,309
                                                            ========           ========               ========
Cash paid during the period:
   Interest                                                  $1,109           $    766              $    102
                                                            ========           ========               ========
   Income taxes                                              $1,961           $    618               $ 1,752
                                                            ========           ========               ========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) NATURE OF BUSINESS
          Swiss Army Brands, Inc. ("Swiss Army" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox Original Swiss Army Knife, Victorinox SwissTool, Victorinox SwissCard and Victorinox Cutlery. Swiss Army also markets its own line of Swiss Army Brand Watches, Swiss Army Brand Sunglasses and Swiss Army Brand Writing Instruments under its Swiss Army Brand worldwide. In addition, the Company manufactures and distributes Bear MGC knives and multi-tools. Swiss Army has only one business segment - the importation, manufacture and distribution of consumer products, including watches, pocketknives, cutlery, multi-tools and sunglasses. No customer accounted for greater than 10% of net sales in any of the three years ended December 31, 2000.

          In December 2000, Victorinox A.G., a Swiss Corporation and a principal supplier to and long time stockholder of the Company ("Victorinox"), and its affiliates purchased sufficient shares of the Company's common stock in private and open market transactions to acquire majority control of the Company.

          On July 24, 2000, the Company and Victorinox, each acquired 50% of the issued and outstanding capital stock of Xantia, S.A. Fabrique de Montres Precision ("Xantia"), the principal manufacturer and assembler of watches sold by the Company. See Note 4 for further information.

     (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              Principles of consolidation
               The consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All significant inter-company transactions have been eliminated.

              Revenue recognition
               The Company recognizes revenue upon shipment of product. Net sales are comprised of gross revenues less returns, trade discounts and customer allowances. Revenues from licensing agreements are recognized when earned.

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

              Inventories
               Domestic inventories are valued at the lower of cost determined by the last-in, first-out (LIFO) method or market. Had the first-in, first-out (FIFO) method been used to value domestic inventories as of December 31, 2000 and 1999, the amount at which inventories are stated would have been $4,246,000 and $3,372,000 greater, respectively. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories primarily consist of finished goods and packaging materials.

              Property, plant and equipment
               Property, plant and equipment are stated at cost. Major improvements that add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment are comprised of the following:

                                                               December 31,
                                                          2000          1999
                                                             (in thousands)
                                                          ------------------

                      Leasehold improvements             $1,158        $1,133
                      Building and building
                         improvements                     2,282           -
                      Equipment                           9,966         8,485
                      Furniture and fixtures              1,635         1,458
                                                         ------        ------
                                                         15,041        11,076
                      Accumulated depreciation           (7,535)       (6,220)
                                                         ------        ------
                                                         $7,506        $4,856
                                                         ======        ======

               Depreciation is computed principally by use of the straight-line method based on the following estimated useful lives:

                                                                    Years
                                                                    -----

                           Equipment                               3 to 10
                           Building and building improvements           40
                           Furniture and fixtures                  3 to 10


               The provision for amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the assets or terms of the leases, whichever is shorter. For the years ended December 31, 2000, 1999, and 1998, depreciation expense of property, plant and equipment was approximately $1,710,000, $1,594,000, and $1,300,000, respectively.

              Long-lived assets
               The Company follows Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company continually reviews the recoverability of the carrying value of these assets using the provisions of SFAS No. 121. Based upon the Company's review of its long-lived assets, no impairment exists at December 31, 2000.

              Investments
               Investments in preferred units are accounted for at cost, subject to review for impairment. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

               Investments in common stock of companies in which the Company owns less than 20% are accounted for at fair value, subject to review for impairment. Changes in fair value are reflected as a component of stockholders' equity. Any write-down of the cost due to impairments that are considered other than temporary is reflected in income.

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

               Recent Accounting Pronouncements
               In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended in June 2000 by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value, resulting in an offsetting adjustment to income or other comprehensive income, depending on effectiveness of the hedge. SFAS 133, as amended by SFAS 138, was effective for the Company beginning January 1, 2001. The Company adopted this statement effective January 1, 2001. Based upon the estimated fair value of the Company's derivative instruments, at January 1, 2001 derivative liabilities of approximately $750,000 will be recognized in the balance sheet with an offsetting amount in other comprehensive income (loss).

               In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the SEC staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in the fourth quarter 2000 without any material impact on the Company's financial statements or results from operations.

              Reclassifications
               Certain  reclassifications  have  been  made  to the  prior  year
               financial   statements   to  conform   with  the   current   year
               presentation.

     (3)  INTANGIBLE ASSETS

               Intangible assets are comprised of the following:

                                                               December 31,
                                                          2000            1999
                                                          ----            ----
                                                              (in thousands)

              Goodwill (A)                               $9,990         $8,153
              Foreign distribution rights (B)             1,538          2,207
              Trademark rights (C)                        1,067          1,188
                                                         ------         ------
                                                        $12,595        $11,548
                                                        =======        =======

               (A) Represents the goodwill related to the acquisition of Xantia and Bear MGC Cutlery, Inc. The goodwill is being amortized on a straight-line basis over 20 years. See Note 4 for further discussion.

               (B) Represents foreign distribution rights with Victorinox. The foreign distribution rights are being amortized on a straight-line basis over 10 years. See Note 5 for further discussion.

               (C) On August 17, 1999, the Company purchased all the rights in and trademarks containing Swiss Martial Terms, as defined, from S.A.W. Company S.A. These trademark rights are being amortized as a straight-line basis over 10 years.

               For  the  years  ended   December  31,  2000,   1999,  and  1998,
               amortization  expense  was  $1,265,000,  $916,000  and  $674,000, respectively.

    (4)  ACQUISITIONS
          On July 24, 2000, the Company and Victorinox each acquired 50% of the issued and outstanding capital stock of Xantia from its stockholders ( the "Sellers") pursuant to an agreement, dated June 23, 2000, as amended by agreements dated July 10, 2000 and July 24, 2000 (collectively, the "Agreement"). The Agreement contains provisions that secure ongoing control of Xantia by the Company.

          Pursuant to the Agreement, at closing the Company paid 2,250,000 Swiss Francs ("CHF") ($1,354,500) and delivered 108,374 shares of the Company's common stock ("Common Stock"), such shares being valued at 1,000,000 CHF ($598,000). At the closing, Victorinox paid to the Sellers 3,250,000 CHF ($1,943,500). In addition, in accordance with the Agreement, in November 2000, the Company and Victorinox each paid an additional 500,000 CHF ($299,000) as an adjustment to the purchase price. Each of the Company and Victorinox also agreed to pay an additional 6,000,000 CHF ($3,670,200) over the next seven years plus interest.

          The purchase method of accounting was used to account for the acquisition. The aggregate purchase price has been allocated to the assets and liabilities of Xantia based on preliminary estimates of fair market value. Any adjustments resulting from the final purchase price allocation, which could result in changes to the carrying values of assets and liabilities, including goodwill, are not expected to be material to the consolidated financial statements. The purchase price, including acquisition costs, amounts paid or owed by Victorinox and the issuance of the Common Stock has resulted in acquired goodwill of approximately $2.3 million, which is being amortized on a straight-line basis over 20 years. The following is a summary of the preliminary allocation (in thousands):

                           Cash                                         $3,724
                           Accounts receivable                           2,015
                           Inventory                                     3,156
                           Other current assets                            428
                           Plant and equipment                           2,868
                           Goodwill                                      2,270
                           Accrued expenses and other liabilities       (2,557)
                                                                       --------
                                          Total                        $11,904
                                                                       ========

          On April 16, 1999, Swiss Army and Bear Cutlery, Inc. ("Bear"), a Delaware corporation and a wholly- owned subsidiary of Swiss Army (collectively, the "Buyer"), entered into an Asset Purchase Agreement (the "Bear Agreement") with Bear MGC Cutlery, Inc. ("Bear MGC") and the shareholders (the "Shareholders") of Bear MGC, pursuant to which the Buyer acquired substantially all of the assets and assumed certain of the liabilities of Bear MGC. In consideration for the acquisition of the assets, the Buyer paid Bear MGC $6,970,000 in cash and repaid debt of $298,000 upon execution of the Bear Agreement. In further consideration of the acquired assets, on each of April 16, 2000, 2001 and 2002, the Company shall transfer to Bear MGC 52,868 shares of Common Stock, valued at $500,000 (based on the average daily closing price of the Common Stock during the 30 trading days prior to April 16, 1999). The total value of these shares of Common Stock is included in additional paid-in capital as of December 31, 1999. In addition, pursuant to the Bear Agreement, in April 2000, Swiss Army paid $1.0 million in cash and issued $377,000 of Common Stock of Swiss Army, and will issue an additional $377,000 of Common Stock of Swiss Army in April 2001 and April 2002, because Bear attained certain earnings targets for the year ended December 31, 1999.

          The purchase method of accounting was used to account for the acquisition. The aggregate purchase price, including acquisition costs, has been allocated to the assets and liabilities of Bear based on estimates of fair market value. The purchase price has resulted in acquired goodwill of approximately $8.4 million, which is being amortized on a straight-line basis over 20 years. The following is a summary of the allocation (in thousands):

                   Cash                                                 $ 16
                   Accounts receivable                                 1,175
                   Inventory                                           1,497
                   Other current assets                                   13
                   Plant and equipment                                 1,025
                   Goodwill                                            8,368
                   Accrued expenses and other liabilities               (466)
                                                                      -------
                           Total                                     $11,628
                                                                     ========

          The unaudited pro forma results of operations for the years ended December 31, 2000, 1999 and 1998, respectively, had the acquisition of Xantia occurred on January 1, 2000 and 1999 of the respective periods and the acquisition of Bear occurred on January 1, 1999 and January 1, 1998 of the respective periods, are provided in the following table. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, increased interest on debt, additional issuance of Common Stock, and the related income tax effect. For purposes of computing income taxes, an effective tax rate of 40% was used. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such periods and is not intended to be indicative of future results.


                                                        Year Ended December 31,
                                                    2000           1999           1998
                                                       (Unaudited, in thousands
                                                         except per share data)
               Net revenues                      $132,641         $132,953           $134,743
               Net income                           2,445              629              1,802
               Earnings per share - basic            0.31             0.08               0.21
               Earnings per share - diluted          0.30             0.07               0.21


    (5)  PRINCIPAL SUPPLIERS
          Swiss Army imports for resale all of its Swiss Army Knives, SwissTools, SwissCards and most of its other cutlery products from Victorinox. Effective December 12, 1998, Swiss Army renewed a five-year agreement with Victorinox, which appoints Swiss Army as exclusive distributor of Victorinox Original Swiss Army Knives, Victorinox SwissTools, Victorinox SwissCards and Victorinox Cutlery and which gives Swiss Army exclusive rights to use Victorinox trademarks and trade names in the United States with respect to those products. The agreement is subject to renewal at five year intervals at the Company's option and remains in effect as long as Swiss Army continues to purchase quantities of Swiss Army Knives and cutlery (based on the Swiss franc purchase price) at least equal to 85% of the maximum amount of purchases of each in any preceding year. In 1998, 1999 and 2000, Victorinox agreed to reduce the minimum purchase requirements and the Company met those purchase requirements. The Company is currently in negotiations with Victorinox regarding the 2001 minimum purchase requirement. Pursuant to this agreement, Swiss Army must obtain Victorinox's permission to sell new cutlery items. All of the Swiss Army Knives and certain of the cutlery items that Swiss Army sells in Canada and the Caribbean also are supplied by Victorinox.

          Foreign distribution rights with Victorinox are comprised of the following:

                                                              December 31,
                                                          2000            1999
                                                          ----            ----
                                                            (in thousands)

                    Canadian distribution  rights (A)    $3,483          $3,483
                    Caribbean and Victorinox Watch
                        distribution rights (B)           3,261           3,261
                                                        --------        -------
                                                          6,744           6,744
                    Accumulated amortization             (5,206)         (4,537)
                                                        --------        -------
                                                         $1,538          $2,207
                                                        ========        =======

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

          (B) In December 1993, Swiss Army entered into an agreement with Victorinox under which it received the exclusive distribution rights for Victorinox Original Swiss Army Knives and professional cutlery in the Caribbean. Swiss Army also received the right to distribute Victorinox Swiss-made watches in the United States, Canada and the Caribbean and acquired the 20% share of the Company's subsidiary, Victorinox of Switzerland, Ltd., that Victorinox owned. As part of the agreement, Swiss Army pays Victorinox a royalty of 1% of net sales of Victorinox Watches. The Caribbean distribution rights received were awarded to Swiss Army for a fixed seven-year term, which were renewed in December 2000, with a continuous five-year renewal arrangement upon expiration of the fixed term periods unless either party notifies the other at least six months prior to expiration of such period of its intent not to renew. The term of Victorinox Watch distribution rights in each territory coincides with the term for Victorinox cutlery products in that territory.

          The Company imports virtually all of its pocketknives, multitools, cutlery, and watches, except for items manufactured by Bear. The
          Company's business is subject to certain risks related to its arrangements with its foreign suppliers, including possible restrictions on transfer of funds, the risk of imposition of quotas on the amount of products that may be imported into the United States (although no quota currently exists), maritime union strikes and political instability. The exclusive distributorship agreements with Victorinox provides for certain minimum annual purchases of products by the Company, and failure to achieve these goals would result in Victorinox having the right to terminate the agreements. Although the Company has a contractual right to receive minimum quantities of Swiss Army Knives from Victorinox, were this source of supply to fail for any reason, the Company probably would be unable to find an alternative source. Any termination or substantial disruption of the Company's relationships with Victorinox would have a material adverse effect on its operation and results. Virtually all of the Company's imported products are subject to United States custom duties.

     (6) RELATED PARTY TRANSACTIONS
          Until 1998, one of Swiss Army's directors was a partner in a law firm that provided legal services to the Company. For the year ended December 31, 1998, Swiss Army incurred fees of $174,000 relating to these services.

          Four of Swiss Army's directors serve as directors of Highgate Capital LLC ("Highgate"), formerly known as Hudson River Capital LLC, including two who serve as Co-Chairman. Five of Swiss Army's directors serve as directors of Victory Ventures LLC, including one who serves as Co-Chairman. See Note 7 for further discussion.

          In July 1994, Swiss Army entered into a Services Agreement with Brae Group, Inc. ("Brae"), a company in which a Swiss Army director and Victorinox have a controlling and non-controlling stock interest, respectively. Under the Services Agreement, Brae agreed to provide various services to Swiss Army for a period of four years relating to maintaining, enhancing and expanding Swiss Army's relationship with the Company's principal supplier. In exchange for these services, Brae received an option to purchase 500,000 shares of Swiss Army's common stock at the then current market price of $10.75 per share. The option vested immediately and can be exercised for 10 years from the date of the Services Agreement.

          On May 1, 1998, the Company entered into an agreement with an affiliated company whereby this company would supply Swiss Army with legal services. The fees incurred for the years ended December 31,
          2000,  1999  and  1998  were  approximately  $172,000,   $179,000  and
          $103,000, respectively. This agreement can be terminated by either party upon thirty days written notice.

     (7) INVESTMENTS
          Investments are comprised of the following:

                                                                 December 31,
                                                               2000        1999
                                                               ----        ----
                                                                 (in thousands)

          Common stock of John Hancock
           Financial Services, Inc. (A)                       $3,798     $   -
          Preferred units of Highgate
           Capital LLC (B)                                     3,613       3,613
          Preferred units of
           Victory Ventures LLC (C)                              851         851
          Common stock of Chaparral Resources, Inc. (D)           12          12
                                                              -------    -------
           Total investments                                  $8,274      $4,476
                                                              =======    =======


          (A) John Hancock Financial Services, Inc. ("John Hancock") a publicly traded company, is a life insurance company. In 2000, the Company received 100,938 shares of common stock related to the demutualization of John Hancock. As a result, the Company recorded an investment gain of $1,716,000. The Company accounts for this investment at fair value, with changes in fair value reflected as a separate component of stockholders' equity.

          (B) Highgate is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In January 1998, Highgate distributed to the Company $1,613,000 in cash and authorized the distribution of 63,019 shares of common stock (as adjusted for a three-for-two stock split), valued at $1,481,000, of Iron Mountain Inc. ("Iron Mountain"). In 1998, the Company recognized a $1.5 million gain on this cash and common stock distribution. In 1999, the Company recorded a $2.7 million write-down of its investment in Highgate due to the other than temporary impairment in the value of the investment. At December 31, 2000 and 1999, the Company owned 890,776 preferred units of Highgate, which represented approximately 9.6% of the outstanding equity of Highgate. The preferred units in Highgate owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company accounts for this investment on the cost basis, subject to review for impairment. Since this investment does not have a readily determinable fair value, the valuation of this investment is subject to uncertainty.

          (C) Victory Ventures LLC ("Victory Ventures") is a private equity firm specializing in small market venture capital investments. In 1998, Victory distributed shares of common stock in two companies. The Company liquidated these investments in 1998 and realized a gain of approximately $57,000 on these investments. At December 31, 2000 and 1999, the Company owned 890,776 preferred units of Victory Ventures which represented approximately 1.2% of the outstanding equity of Victory Ventures, respectively. The preferred units in Victory Ventures owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company accounts for this investment on the cost basis, subject to review for impairment. Since this investment does not have a readily determinable fair value, the valuation of this investment is subject to uncertainty.

          (D)Chaparral, a publicly traded company, is an independent oil and gas exploration and production company. At December 31, 2000, the Company owned 1,461 shares of common stock of Chaparral. In 2000, the Company recorded a non-cash write-down of $208,000 of its investment in Chaparral due to the other than temporary impairment in the value of the investment.

    (8)  OTHER ASSETS
          Other assets are comprised of the following :

                                                    December 31,      Amortization
                                                   2000      1999        Period
                                                   (in thousands)

             Cash surrender value of
                 life insurance (see Note 15)     $16,019   $14,111        N/A

             Other                                  3,783     3,085      1-5 years
                                                  --------  --------
             Accumulated amortization              (3,015)   (2,486)
                                                  --------  --------
                                                  $16,787   $14,710
                                                  ========  ========


          For the years ended December 31, 2000, 1999 and 1998, amortization expense related to other assets was approximately $529,000, $720,000, and $860,000, respectively.

    (9)  ACCRUED LIABILITIES
          Accrued liabilities are comprised of the following:

                                                            December 31,
                                                       2000              1999
                                                           (in thousands)

                Sales, marketing and promotional      $3,014           $3,951
                Payroll related                        1,499            1,353
                Acquisition payment (see Note 4)         -              1,000
                Other                                  3,939            4,258
                                                      -------          -------
                                                      $8,452          $10,562
                                                      =======          =======

   (10)  DEBT AGREEMENTS
          On November 15, 1999, Swiss Army entered into a revolving credit agreement which, among other things, states that the Company can borrow up to $23.0 million, consisting of a $16.0 million line of credit for working capital purposes and a $7.0 million term loan related to the acquisition of Bear MGC. In July 2000, the Company entered into a term loan agreement with the same bank for a $1.6 million term loan related to the acquisition of Xantia. The above borrowings carry interest at one of three interest rate options: (i) LIBOR plus the applicable margin; (ii) Base Rate, as defined; or (iii) Cost of Funds rate, as defined. The interest rate also varies dependent on the Company's financial performance. The line of credit is due to expire in June 2001. In March 2001, the Company received a firm commitment from its current lender to extend the line of credit through June 2003 under similar terms and conditions as the existing agreement. The line of credit is secured by substantially all the assets of the Company and the agreement requires the Company to satisfy certain financial covenants including minimum tangible net worth, funded debt ratio, interest rate coverage and current ratio, and the continuation of the exclusive distributorship arrangement with Victorinox. At December 31, 2000, the Company is in compliance with the covenants contained in the agreement. The fair value of the amount outstanding under the line of credit approximates book value as the interest rate is adjusted on a quarterly basis.

          In addition, the Company has 6,000,000 CHF ($3,670,200) of debt related to the acquisition of Xantia due to the former stockholders of Xantia. The debt is payable over seven years and bears interest at 3.5% per annum.

          The Company has entered into an interest rate cap agreement to provide interest rate protection on $5.0 million of debt to the maximum rate of 7.0% (before applicable margin) expiring in November 2004. Also, the Company has entered into an interest rate collar agreement to provide interest rate protection on $3.5 million of debt in the range of 5.5% to 7.0% (before applicable margin) expiring in June 2006. At December 31, 2000, the fair value of these agreements is immaterial to the financial statements.

          Scheduled principal payments due on debt in the next five years are as follows (in thousands):

                                   2001                        $  1,493
                                   2002                           1,539
                                   2003                           7,890
                                   2004                           4,198
                                   2005 and thereafter            2,411


          The above principal payments are based upon the Company's receipt of the firm commitment letter from its exiting lender in March 2001.

   (11)  INCOME TAXES
          The income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998, consists of the following:

                                                        Year Ended December 31,

                                                  2000          1999           1998
                                                  ----          ----           ----
                                                          (in thousands)

                     Current
                           Federal               $ 632         $1,681        ($1,662)
                            Foreign                 99            -              -
                            State                  305            285            230
                                                 ------        -------       --------
                                Total current    1,036          1,966         (1,432)
                     Deferred
                            Federal                492           (600)         2,294
                            State                   51            165            358
                                                 ------        -------       --------
                                Total deferred     543           (435)         2,652
                                                 ------        -------       --------
                     Provision (benefit) for
                        income taxes            $1,579         $1,531         $1,220
                                                 ======        =======       ========



          The  significant  components  of the deferred tax asset as of December
          31, 2000 and 1999 are as follows:
                                                              2000        1999
                                                               (in thousands)
                         Sales and marketing reserves       $ 945        $ 940
                         Inventory related reserves           590          850
                         Depreciation and amortization        526          771
                         Capital gains and losses             194          919
                         Accrued employee benefits            270          234
                         Other, net                           498          638
                                                            ------       ------
                                                            3,023        4,352
                         Valuation allowance                 (461)        (643)
                                                            ------       ------
                             Total                         $2,562       $3,709

          At December 31, 2000 and 1999, a valuation allowance of $461,000 and $643,000 respectively, has been recorded against a portion of the Company's deferred tax assets related to state and capital loss carryfowards

          A reconciliation of the income tax provision (benefit) calculated at the federal income tax statutory rate and the Company's effective income tax rate for 2000, 1999 and 1998 is as follows:


                                                      2000        1999       1998
                                                      ----        ----       ----

               Statutory federal income tax rate      34.0%       34.0%      34.0%
               State income taxes, net of
                federal income tax benefit             6.3        11.4        5.7
               Foreign taxes                           4.9        19.7        2.1
               Valuation allowance                    (4.5)       38.9         -
               Other                                   3.9       (11.3)       3.7
                                                      -----      ------     ------
               Effective income tax rate              44.6%       92.7%      45.5%
                                                      =====      ======     ======

   (12)  COMPREHENSIVE INCOME
          Accumulated other comprehensive income (loss) activity for the three years ended December 31, 2000 is as follows:

                                                                                           Accumulated
                                                               Unrealized Gain                Other
                                     Foreign Currency             (Loss) On               Comprehensive
                                        Translation         Marketable Securities         Income (Loss)
                                                                (in thousands)

              December 31, 1997            ($240)                    $ -                      ($240)
              1998 activity                ( 186)                     603                       417
                                           ------                   ------                    ------
              December 31, 1998            ( 426)                     603                       177
              1999 activity                  233                     (811)                     (578)
                                           ------                   ------                    ------
              December 31, 1999             (193)                    (208)                     (401)
              2000 activity                 (655)                   2,290                     1,635
                                           ------                   ------                    ------
              December 31, 2000            ($848)                  $2,082                    $1,234
                                           ======                   ======                    ======


   (13)  EMPLOYEE BENEFITS
          The Company maintains a non-contributory defined benefit pension plan. Benefits are based on years of service and the employee's compensation during the five highest consecutive compensation years. Costs under the plan are accrued and funded on the basis of accepted actuarial methods. Total pension expense approximated $342,000, $405,000, and $285,000, for the years ended December 31, 2000, 1999 and 1998, respectively. The net periodic pension cost of Swiss Army's pension plan in 2000, 1999 and 1998 includes the following components:

                                                             2000            1999           1998
                                                                       (in thousands)

      Service cost - benefits earned during the period      $ 326           $ 367           $286
      Interest cost on projected benefit obligation           162             182            166
      Expected return on assets                              (119)           (141)          (143)
      Amortization of net transition asset                    (14)            (14)           (14)
      Amortization of unrecognized  prior service cost        (13)            (13)           (13)
      Amortization of net loss                                 -               24              3
                                                            ------          -------        -------
      Net periodic pension cost                              $342            $405           $285
                                                            ======          =======        =======

          The changes in benefit obligations and plan assets and the funded status reconciliation as of December 31, 2000 and 1999 for Swiss Army's pension plan are shown below:

                                                       2000               1999
                                                       ----               ----
                                                            (in thousands)
              Change in Benefit Obligation
                Benefit obligation, January 1         $2,618             $2,741
                Service cost                             326                367
                Interest cost                            162                182
                Actuarial (gain) loss                    116               (581)
                Benefits paid - expected                 (98)               (91)
                                                      -------            -------
                Benefit obligation, December 31       $3,124             $2,618
                                                      =======            =======
              Change in Plan Assets
                Fair value of plan assets, January 1  $1,430              1,727
                Actual return on plan assets              90                 96
                Company contributions                    307                260
                Benefits paid - actual                   (52)              (653)
                                                      -------            -------
                Fair value of plan assets December 31 $1,775             $1,430
                                                      =======            =======
              Funded Status Reconciliation
                Funded status, December 31           ($1,349)           ($1,188)
                Unrecognized (gains) losses, net         560                460
                Unrecognized prior service costs        (217)             (230)
                Unrecognized transition amount           (28)              (42)
                                                     --------           --------
                Accrued pension cost, December 31    ($1,034)          ($1,000)
                                                     ========           ========

          Rates used in determining the actuarial present value of the projected benefit obligation are as follows:

                                                                  December 31,
                                                             2000          1999
                                                             ----          ----

         Discount rate                                       7.00%         7.00%
         Rate of increase in future compensation levels      4.50%         4.50%
         Expected long-term rate of return on plan assets    8.00%         8.00%


          Plan assets consist principally of investments in fixed income securities, short-term investments and common stock.

          The Company maintains a 401(k) employee benefit plan pursuant to which participants can defer a certain percentage of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company can elect to make a matching contribution of up to 6% of annual eligible compensation per employee. The determination to make a matching contribution is made at the beginning of each fiscal year. During 2000, 1999 and 1998, the Company incurred expenses of approximately $168,000, $173,000, and $161,000, respectively, related to this plan.

          The Company offers no other post retirement benefits.

   (14)  STOCKHOLDERS' EQUITY
          The Swiss Army Brands, Inc. 1996 Stock Option Plan provides for the grant of options to employees, including officers of the Company, and members of the Board of Directors. Under this plan and previous stock option plans, 234,593 shares of common stock are reserved and available for issuance. Options expire no later than ten years after the date of grant. Option prices equal at least 100% of the fair market value of Swiss Army's common stock on the date of grant. The vesting of options is determined by the Stock Option and Compensation Committee of the Board of Directors, which administers the plan, and for options outstanding as of December 31, 2000, vesting ranges from immediately upon grant to three years.

          The following table summarizes stock option plan and warrant activity for the three years ended December 31, 2000:

                                                      Number
                                                     of Shares        Option Price
                                                     ---------        ------------

             Outstanding at December 31, 1997        2,241,031     $ 5.25  - $ 14.50
             Granted  (A)                              555,000     $ 8.75 -  $ 10.125
             Exercised                                  (9,500)    $ 5.25 -  $  8.62
             Canceled                                 (270,780)    $ 8.75 -  $ 14.00
                                                     ----------
             Outstanding at December 31, 1998        2,515,751     $ 5.25 -  $ 14.50

             Granted                                     3,000     $ 8.75
             Exercised                                 (10,000)    $ 5.38
             Canceled                                 (274,501)    $ 8.75 -  $ 14.00
                                                     -----------
             Outstanding at December 31, 1999        2,234,250     $ 5.25 -  $ 14.50

             Granted  (B)                              727,000     $ 4.47 -  $  6.38
             Canceled                                 (216,500)    $ 6.38 -  $ 14.00
                                                     -----------
             Outstanding at December 31, 2000        2,744,750     $ 4.47 -  $ 14.50
                                                     ===========

          Of the options and warrants outstanding at December 31, 2000, 2,213,000 are exercisable at a weighted average option price of $11.02 per share.

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

          (B) In 2000, the Company issued 727,000 options to purchase common stock at a weighted average price of $6.30 per share to various employees, directors and officers. Of these options, 105,000 options were granted to directors and are exercisable immediately, and 622,000 options were granted to employees and officers and are exercisable in four equal installments over three years starting with the grant date.

          The weighted-average fair value of the stock options granted in 2000, 1999 and 1998 was approximately $4.04, $4.81 and $3.51, respectively. The weighted-average fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 61% in 2000, 51% in 1999 and 30% in 1998; expected life of options of six years; dividend yield of 0%; and risk free interest rate of 6.68% in 2000, 5.26% in 1999 and 4.91% in 1998, respectively.

          The Company accounts for stock options and warrants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for the three years ending December 31, 2000 been determined under the principles of SFAS No. 123, the Company's net income (loss) and earnings per share would have been the following:

                                                        2000         1999         1998
                                                        ----         ----         ----
                                                     (in thousands, except per share data)

            Net income (loss)        As reported:      $2,013        $120        $1,463
                                     Pro forma:        $1,201       ($348)       $  812

            Earnings per share       As reported:
                                        Basic           $0.25       $0.02         $0.18
                                        Diluted         $0.25       $0.01         $0.18

                                     Pro forma:
                                        Basic           $0.15      ($0.04)        $0.10
                                        Diluted         $0.15      ($0.04)        $0.10


          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to stock options and warrants granted prior to 1995, and additional options and warrants may be granted in future years.

          In September 1998, the Company issued 25,000 shares of its common stock to certain employees and officers. The common stock vests in four equal installments over three years beginning with the grant date. The Company recognized $58,000, $73,000 and $21,000 for the years ended December 31, 2000, 1999 and 1998, respectively, in stock compensation expense related to this grant.

          On September 16, 1998, the Company's Board of Directors authorized a repurchase of up to 400,000 shares of its common stock. As of December 31, 1999, the Company had completed the repurchase of 400,000 shares for a total purchase price of approximately $3,598,000.

   (15)  COMMITMENTS AND CONTINGENCIES
          The Company has minimum purchase requirements under an agreement with Victorinox (see Note 5).

          At December 31, 2000,  minimum rental payment  commitments for office,
          warehouse  and  manufacturing   space  leased  by  the  Company  under
          operating leases were, as follows (in thousands):

                                   2001                 $1,164
                                   2002                     94
                                   2003                     94
                                   2004                     94
                                   2005 and thereafter     391


          During the years ended December 31, 2000, 1999 and 1998, rent expense was approximately $1,508,000, $1,487,000 and $1,374,000, respectively.

          At December 31, 2000, the Company has open contracts to purchase approximately 64.7 million Swiss francs in 2001 as a hedge against future purchase of inventories at a weighed average rate of $1.580 Swiss franc/dollar.

          The Company maintains split dollar life insurance agreements covering two members of the Board of Directors. Primarily, these policies can only be canceled upon the mutual agreement of the Company and the insured. However, if these policies were canceled at December 31, 2000, the Company would receive in cash an amount equal to the lesser of the cash surrender value or cumulative premiums paid to date on these policies, which was approximately $7,200,000. Under the terms of these life insurance policies, the Company will make approximate future premium payments, if the policies remain in force, as follows (in thousands):

                                   2001                   $  512
                                   2002                      493
                                   2003                      460
                                   2004                      460
                                   2005 and therafter      1,740


          In 1993, the Company's Board of Directors adopted a charitable insurance program that enables the Company to make a commitment to the Victorinox-Swiss Army Knife Foundation (the "Foundation"), a foundation that engages in various charitable activities including the promotion of athletic events for underprivileged urban youth. Under the program, the Company owns, is the beneficiary of and pays all the premiums for life insurance policies on the lives of certain Board members. Pursuant to the program, upon the death of each Director, the Company retains a share of the insurance proceeds equal to the cumulative premiums paid by the Company for the policy on that Director's life. One half of any additional insurance proceeds received upon the death of an insured Director will be used to fulfill charitable pledges made to the Foundation. The remaining half of the additional proceeds will be used to fulfill charitable pledges recommended by the individual Directors. Swiss Army is generally bound to continue to pay all premiums on the policies for the lives of the insured Directors or, in the case of the Chairman of the Executive Committee, as long as he is an officer or a board member or agrees to serve as a consultant to the Company. Swiss Army will make approximate future premium payments related to these programs as follows (in thousands):

                                    2001                          $  604
                                    2002                             604
                                    2003                             604
                                    2004                             604
                                    2005 and thereafter            7,673

          Under existing federal tax laws, the receipt by the Company of the proceeds from an insurance policy upon the death of a director would not result in regular taxable income to the Company; however, the Company may be subject to alternative minimum tax on a portion of the receipts. When the Company makes cash contributions to a designated charity, it will be entitled to a tax deduction equivalent to the sum of those contributions. The extent of the utilization of this deduction in that year will depend upon the Company's taxable income, since the Company is entitled to claim as charitable deductions only 10% of its taxable income in any year. However, these deductions may be carried forward for tax purposes for a period of five years.

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

    (16)  SEGMENT REPORTING
          The Company is engaged in one line of business - the importation, manufacture and distribution of consumer products, including watches, pocketknives, cutlery, multi-tools and sunglasses. Sumarized financial information concerning the Company's reportable segment and geographic areas is shown in the following table. The "Other" column includes corporate related items.

                                 United States      Canada     International      Other       Total
                                 -------------      ------     -------------      -----       -----
              2000
              ----

              Revenues             $114,314         $8,419         $9,289        $   -       $132,022
              Operating
                 income (loss)       22,567            827            (98)       (20,057)       3,239
              Identifiable
                assets               58,014          4,106         13,941         48,388      124,449
              1999
              ----
              Revenues             $114,856         $8,573         $6,117        $   -       $129,546
              Operating
                 income (loss)       26,218          1,168            187        (22,938)       4,635
              Identifiable
                assets               58,045          3,557          3,376         42,626      107,604
              1998
              ----
              Sales                $111,507         $8,483         $7,811        $   -       $127,851
              Operating
                 income (loss)       22,674          1,435            338        (23,470)         977
              Identifiable
                assets               52,998          3,512          4,832         39,062      100,404

     (17)  QUARTERLY FINANCIAL DATA (Unaudited)


                                                                    Quarter Ended
                                                          (in thousands, except per share data)
                                                          -------------------------------------
                                                March 31      June 30     September 30    December 31
             2000
             ----

             Net revenues                       $25,540       $29,385       $32,719         $44,378
             Gross profit                         9,724        11,741        12,799          16,442
             Income  before
                income taxes                        488           275         1,302           1,478
             Net income                             276           155           789             793
             Earnings per share - basic           $0.03         $0.02         $0.10           $0.10
             Earnings per share - diluted         $0.03         $0.02         $0.10           $0.10





                                                March 31      June 30     September 30    December 31
             1999
             ----

             Net revenues                       $23,570       $30,396       $33,026        $42,554
             Gross profit                         8,949        11,990        12,798         17,203
             Income (loss) before
                income taxes                       (614)       (2,183)        1,353          3,095
             Net income (loss)                     (353)       (2,126)          766          1,833
             Earnings per share - basic          ($0.04)       ($0.27)        $0.10          $0.23
             Earnings per share - diluted        ($0.04)       ($0.27)        $0.10          $0.22





                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)


               Column A                           Column B          Column C          Column D        Column E

                                                                   Additions
                                                  Balance At       Charged to                         Balance At
                                                   Beginning       Costs and                            End of
           Classification                           of Year         Expenses         Deductions           Year
           --------------                         ----------       ----------        ----------       ----------

Year Ended December 31, 2000:

   Allowance for Doubtful Accounts                   $1,060             $200             $ -             $1,260
                                                     ======            =====           ======            ======
   Inventory Reserve
                                                     $1,215             $ -             ($44)            $1,171
Year Ended December 31, 1999:
                                                     ======            =====           ======            ======
   Allowance for Doubtful Accounts                   $  975             $ 85             $ -             $1,060
                                                     ======            =====           ======            ======
   Inventory Reserve                                 $1,163             $ 51             $ -             $1,215
                                                     ======            =====           ======            ======
Year Ended December 31, 1998:

   Allowance for Doubtful Accounts                   $  975             $ -              $ -             $  975
                                                     ======            =====           ======            ======
   Inventory Reserve                                 $2,852             $ -          ($1,689)            $1,163
                                                     ======            =====           ======            ======

Exhibits.

          Exhibit Title Exhibit No.

(b)       Reports on Form 8-K

          On October 6, 2000, the Registrant filed a Form 8-K/A that contained financial statements and pro forma financial information with respect to the acquisition of Xantia S.A., previously reported on Form 8-K filed on August 7, 2000.

(3)       (A)  Articles   of   Incorporation,  as   amended,   incorporated   by
          reference to the Exhibits to Quarterly Report on Form 10-Q for the fiscal year ended June 30, 1997.

          (B) Amended-and restated by-laws of Swiss Army Brands, Inc. as of February 15, 1995, as further amended as of March 1, 2001.

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

          (E) License Agreement dated June 30, 1992 between The Forschner Group, In., and Precise Imports Corporation, incorporated by reference to the Exhibits to Annual report on Form 10-K for the Fiscal year ended December 31, 1992.

          (F) Life insurance agreement dated December 24, 1992 between The Forschner Group, Inc. and Louis Marx, Jr., as Trustee u/a dtd., as of October 24, 1988 between Stanley R. Rawn, Jr. and Barbara Rawn and Louis Marx, Jr., incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

          (X) Trademark Agreement dated as of December 18, 1996 by and between the SwissConfederation represented by the Federal Military Department represented by the Federal Defense Production Group and Swiss Army Brands, Inc. incorporated by reference to the Exhibits on Form 10-K for the fiscal year ended December 31, 1996.*

          (Y) Asset Purchase Agreement dated January 31, 1997 among Cuisine de France Limited, Sabatier USA, LLC, Robert P. Wolff and Robert Candler incorporated by reference on Form 10-K for the fiscal year ended December 31, 1996.

          (Z) License Agreement dated May 15, 1997 by and between Swiss Army Brands, Inc. and St.John Knits, Inc., incorporated by reference to the Exhibits on Form 10-Q for the fiscal quarter ended June 30, 1997.

          (AA) Letter Agreement dated September 27, 1996 between Swiss Army Brands, Inc. and Victorinox Cutlery Company.

          (BB) Asset Purchase Agreement dated April 16, 1999 by and among Swiss Army Brands, Inc., Bear Cutlery, Inc., and Bear MGC Cutlery, Inc. and its Shareholders incorporated by reference on Form 8-K dated April 16, 1999.

          (CC) The 1999 Amended and Restated Commercial Loan Agreement dated November 15, 1999 between Fleet National Bank and Swiss Army Brands, Inc. (A list of exhibits and schedules to the Agreement is set forth therein. The Company agrees to furnish to the Commission supplementally, upon request, a copy of any such exhibit or schedules not otherwise filed herewith.)

          (DD) Amended and Restated Trademark License Agreement, dated as of February 17,2000, between the Registrant and TRG Accessories, LLC, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2000.*

          (EE) Share Purchase Agreement, dated as of June 23, 2000 (the "Xantia Agreement"), by and among the Company, Swiss Army Brands CH, Inc. (the "Buyer") and Michel and Irene Thievent (collectively, the "Sellers") with respect to Xantia S.A.; incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 7, 2000.

          (FF) Amendment to the Xantia Agreement, dated as of July 10, 2000, by and among the the Buyer, and the Sellers; incorporated by reference to
          Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 7, 2000.

          (GG) Second Amendment to the Xantia Agreement, dated as of July 24, 2000, by and among the Company, the Buyer, the Sellers and Victorinox AG; incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on August 7, 2000.

          * Confidential treatment have been received for portions of this exhibit.

          (HH) Trademark License Agreement, dated as of October 13, 2000 between the Registrant and Tropical Sportswear International Corporation.**



          (21) Subsidiaries of Registrant.                                   21

          (23) Consent of Arthur Andersen LLP.                               23

          (27) Financial Data Schedule.



          ** Confidential treatment has been requested for portions of this exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SWISS ARMY BRANDS, INC.
                  (Registrant)


                  /s/ J. Merrick Taggart
                  J. Merrick Taggart
                  President and Chief Executive Officer


                  /s/ Thomas M. Lupinski
                  Thomas M. Lupinski
                  Senior Vice President, Chief Financial Officer, Secretary, and Treasurer


                  /s/ Marc A. Gold
                  Marc A. Gold
                  Vice President and Controller


Date:  March 27, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Merrick Taggart                                            March 27, 2001
J. Merrick Taggart
President, Chief Executive Office, and Director

/s/ A. Clinton Allen                                              March 27, 2001
A. Clinton Allen
Director

/s/ Clarke H. Bailey                                              March 27, 2001
Clarke H. Bailey
Director

/s/ Vincent D. Farrell, Jr.                                       March 27, 2001
Vincent D. Farrell, Jr.
Director

/s/ Herbert M. Friedman                                           March 27, 2001
Herbert M. Friedman
Director

/s/ Peter W. Gilson                                               March 27, 2001
Peter W. Gilson
Director

/s/ Louis Marx, Jr.                                               March 27, 2001
Louis Marx, Jr.
Director


/s/ Robert S. Prather, Jr                                         March 27, 2001
Robert S. Prather, Jr.
Director

/s/. Stanley R. Rawn, Jr                                          March 27, 2001
Stanley R. Rawn, Jr.
Director

/s/ John Spencer                                                  March 27, 2001
John Spencer
Director

/s/ John V. Tunney                                                March 27, 2001
John V. Tunney
Director