Form 10-Q
period 2001-03-31
SWISS ARMY BRANDS INC
filed 2001-05-15
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

     The number of shares of Issuer's Common Stock, $.10 par value, outstanding on May 14, 2001, was 8,171,458 shares.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                                      INDEX


PART I:  FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of
                  March 31, 2001 (unaudited) and December 31, 2000.       3 - 4

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2001 and 2000 (unaudited).     5

                  Consolidated Statements of Stockholders' Equity and
                  Comprehensive Income (Loss) for the Three Months
                  Ended March 31, 2001 and 2000 (unaudited).                  6

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2001 and 2000 (unaudited).     7

                  Notes to Consolidated Financial Statements               8 -9

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                            10 - 11

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                          12

Part II:  OTHER INFORMATION
---------------------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                           12

Signatures                                                                   13

The Exhibit Index Appears on Page 12.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     Assets


                                                March 31,          December 31,
                                                  2001                 2000
                                               -----------        -------------
                                               (unaudited)

Current assets:
   Cash and cash equivalents                  $    2,036             $ 5,002

   Accounts receivable, less
    allowance for doubtful accounts
    of  $1,260 for both periods                   19,521              34,173

   Inventories                                    41,570              33,461

   Deferred income taxes                           3,259               1,887

   Prepaid and other                               4,379               4,089
                                               ----------          ----------

      Total current assets                        70,765              78,612
                                               ----------          ----------

Deferred income taxes                                710                 675

Property, plant and equipment, net                 7,032               7,506

Investments                                        8,357               8,274

Intangible assets, net                            12,170              12,595

Other assets                                      16,891              16,787
                                               ----------          ----------

Total Assets                                    $115,925            $124,449
                                               ==========          ==========

















     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                      Liabilities and Stockholders' Equity

                                                March 31,          December 31,
                                                  2001                 2000
                                               -----------         ------------
                                               (unaudited)

 Current liabilities:
    Current portion of long-term debt           $ 1,475               $1,493

    Accounts payable                             11,148               11,057

    Accrued liabilities                           8,880                8,452
                                               ---------             --------
                                                 21,503               21,002

 Long-term liabilities:
     Long-term debt                              11,632               16,038

     Other                                          675                  675
                                               ---------             --------

      Total Liabilities                          33,810               37,715
                                               ---------             --------

 Minority interest                                5,359                6,050

 Commitments and contingencies

 Stockholders' equity:
    Preferred stock, par value $.10 per share:
        shares authorized -2,000,000; no shares
        issued                                      -                    -


    Common stock, par value $.10 per
       share: shares authorized -
       18,000,000; shares issued -
       8,971,080 for both periods                   897                  897

    Additional paid-in capital                   49,005               49,005

    Accumulated other comprehensive income
      (loss)                                       (453)               1,234

    Retained earnings                            35,330               37,589
                                               ----------            ---------
                                                 84,779               88,725


    Less:  Treasury stock; 905,734 shares for
              both periods                       (8,003)              (8,003)

              Deferred compensation                 (20)                 (38)
                                                ---------           ---------

 Total stockholders' equity                      76,756               80,684
                                                ---------           ---------

 Total Liabilities and Stockholders' Equity    $115,925             $124,449
                                                =========           =========



     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2001          2000
                                                        ----          ----

  Net revenues                                        $21,273       $25,540

  Cost of sales                                        13,287        15,816
                                                     ---------     ---------

  Gross profit                                          7,986         9,724

  Selling, general and administrative expenses         11,660        10,442
                                                     ---------     ---------

  Operating loss                                       (3,674)         (718)

  Investment gain (loss), net                             -           1,419

  Interest income (expense) and other, net               (218)         (214)
                                                      ---------      --------

  Total other income (expense), net                      (218)        1,205
                                                      ---------      --------

  Income (loss) before income taxes                    (3,892)          487

  Income tax provision (benefit)                       (1,585)          211

  Minority interest                                       (48)          -
                                                      ---------      --------

  Net income (loss)                                   ($2,259)         $276
                                                      =========      ========

  Earnings per share:
      Basic                                            ($0.27)        $0.03
                                                      =========      ========
      Diluted                                          ($0.27)        $0.03
                                                      =========      ========

  Weighted average number of
     shares outstanding:
      Basic                                             8,278         8,169
                                                      =========      ========
      Diluted                                           8,278         8,217
                                                      =========      ========











     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (in thousands, except share data)
                                   (unaudited)

                                                                          Accumulated
                                      Common Stock         Additional        Other
                                      Par Value  $.10        Paid-In     Comprehensive      Retained     Treasury    Comprehensive
                                    Shares       Amount      Capital      Income (Loss)     Earnings       Stock     Income (Loss)
                                    ------       ------    ----------    --------------     ---------    ---------   -------------

BALANCE
December 31, 1999                8,866,218       $886       $49,137          ($401)          $35,576      ($8,711)
Net income for the
three months ended
   March 31, 2000                    -            -             -              -                 276          -         $276

Change in unrealized
gain on  marketable
   securities                        -            -             -              101               -            -          101

Reclassification
   adjustment for loss
   included in net income            -            -             -              208               -            -          208

Foreign currency
   translation adjustment            -            -             -                7               -            -            7
                                                                                                                        -----
Comprehensive
   income                                                                                                               $592
                                                                                                                        ======

Cancellation  of
   stock grant                      (1,250)       -             (11)           -                 -            -
                                -----------   --------      ---------       -------        ----------      --------


BALANCE
March 31, 2000                   8,864,968       $886       $49,126           ($85)          $35,852      ($8,711)
                                ===========   ========      =========       =======        ==========      ========

BALANCE
December 31, 2000                8,971,080       $897       $49,005         $1,234           $37,589      ($8,003)
Net loss for the three
   months ended
   March 31, 2001                    -            -             -              -              (2,259)         -       ($2,259)

Fair value adjustment for
   derivatives for the
   three months ended
   March 31, 2001, net
   of tax                            -            -             -           (1,315)              -            -        (1,315)

Change in unrealized
   gain on  marketable
   securities                        -            -             -               83               -            -            83

Foreign currency
   translation adjustment            -            -             -              (40)              -            -           (40)

Cumulative effect transition
   adjustment for derivatives,
   net of tax                        -            -             -             (415)              -            -          (415)
                                                                                                                      ---------
Comprehensive loss                                                                                                    ($3,946)
                                                                                                                      =========
                                ----------    -------     ----------       --------         ----------    ---------
BALANCE
March 31, 2001                   8,971,080       $897       $49,005          ($453)          $35,330      ($8,003)
                                 =========    =======     ==========       ========         ==========    =========

     The accompanying notes to consolidated financial statements are an integral part of these statements.


                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                             Three Months Ended
                                                                 March 31,
                                                            2000          2001
                                                            --------------------
 Cash flows from operating activities:
    Net income (loss)                                    ($2,259)        $  276
    Adjustments to reconcile net income (loss) to net
    cash provided from operating activities:
       Stock compensation expense                             18             18
       Minority interest                                     (48)             -
       Depreciation and amortization                       1,159            896
       Investment (gain) loss, net                           -           (1,419)
       Deferred income taxes                                  10              7
                                                         ---------      --------
                                                          (1,120)          (222)

 Changes in other current assets and liabilities:
    Accounts receivable                                   16,722          8,982
    Inventories                                           (8,084)        (8,456)
    Prepaid and other                                       (325)        (1,091)
    Accounts payable                                      (1,978)          3,928
    Accrued liabilities                                   (2,623)        (1,920)
                                                         ---------      --------
       Net cash provided from operating  activities        2,592          1,221
                                                         ---------      --------

 Cash flows from investing activities:
    Capital expenditures                                    (387)          (343)
    Additions to other assets                               (241)          (183)
                                                         ---------      --------
       Net cash used in investing activities                (628)          (526)
                                                         ---------      --------

 Cash flows from financing activities:
    Borrowings under bank agreement                       11,830         12,380
    Repayments under bank agreement                      (16,058)       (13,354)
                                                         ---------      --------
       Net cash used in financing activities              (4,228)          (974)
                                                         ---------      --------

 Effect of exchange rate changes on cash                    (702)           (28)
                                                         ---------      --------

 Net increase (decrease) in cash and cash equivalents     (2,966)          (307)
    Cash and cash equivalents, beginning of period         5,002          1,302
                                                         ---------      --------
    Cash and cash equivalents, end of period              $2,036          $ 995
                                                         =========      ========

 Cash paid during the period:
    Interest                                              $  248          $ 264
                                                         =========      ========
    Income taxes                                          $  187          $ 869
                                                         =========      ========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 and 2000
                                   (unaudited)


CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
     The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army" or the "Company") without audit. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES
-----------
     Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories principally consist of finished goods.

INVESTMENTS
-----------

       Investments consist of the following:
                                             March 31, 2001    December 31, 2000
                                             --------------    -----------------
                                                      (in thousands)

       Preferred units of Highgate
           Capital LLC (A)                        $3,613             $3,613
       Common stock of John Hancock Financial
            Services, Inc. (B)                     3,881              3,798
       Preferred units of
           Victory Ventures LLC (C)                  851                851
       Common stock of Chaparral Resources,
           Inc.(D)                                    12                 12
                                                  --------           --------
       Total investments                          $8,357             $8,274
                                                  ========           ========

(A) Highgate Capital LLC, is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments.

(B) John Hancock Financial Services, Inc. a publicly traded company, is a life insurance company. The Company accounts for this investment at fair value, with changes between cost and fair value reflected as a separate component of stockholders' equity.

(C) Victory Ventures LLC is a private equity firm specializing in small venture capital investments.

(D) Chaparral Resources, Inc., a publicly traded company, is an independent oil and gas exploration and production company.


INCOME TAXES
------------
     Income taxes are provided at the projected annual effective tax rate. The income tax provision (benefit) for the interim 2001 and 2000 periods exceed the federal statutory rate of 34% due primarily to state income taxes.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------------------
     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 ( "SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). SFAS No. 133 establishes new accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS No. 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a cumulative effective transition adjustment charge of approximately $415,000 (net of tax) in accumulated other comprehensive loss in the first quarter of 2001.

     The Company is exposed to foreign currency risks relating to purchases of inventories as part of its ongoing business operations and uses derivative financial instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At the inception of the contract, the Company has designated its use of derivatives for foreign currency forecasted transactions as cash flow hedges. At such time that inventory is received, the position is re-designated from a cash flow hedge to a fair value hedge. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income to the extent that hedges are effective until the underlying transactions are recognized in earnings. Gains and losses from fair value hedges are included in earnings. It is expected that approximately $1.2 million (net of tax) of unrealized losses included in other comprehensive income at March 31, 2001, will be reclassified into earnings in the next twelve months. The Company hedges its exposure to variability in future cash flows for forcasted transactions up to a maximum of 24 months. Net losses included in comprehensive income as of March 31, 2001, including the transition adjustment, were approximately $1,730,000 (net of tax). Gains and losses related to the ineffective portion of hedging instruments, which are included in net income, and gains and losses from fair value hedges, were insignificant during the first quarter of 2001.

                    SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


                              RESULTS OF OPERATIONS
                              ---------------------

Comparison of the Three Months Ended March 31, 2001 and 2000
------------------------------------------------------------

       Net revenues consist of the following:
                                                        2001              2000
                                                        ----              ----

                        Product sales, net            $20,716           $25,310
                        Royalty income                    557               230
                                                      -------           --------
                                                      $21,273           $25,540
                                                      =======           ========

     Product sales for the three months ended March 31, 2001 were $20.7 million compared with $25.3 million for the same period in 2000, representing a decrease of $4.6 million or 22.2%. The sales decrease was primarily due to a decrease in watch and knife sales, offset in part by an increase in sales related to Xantia, S.A. ("Xantia") of approximately $1.0 million, in which the company acquired a controlling interest in July, 2000. Royalty income relates to the licensing program of Victorinox(R) Travel Gear, which was introduced in the fourth quarter of 1999.

     Gross profit of $8.0 million for the three months ended March 31, 2001 decreased $1.7 million or 17.9% from 2000. The gross profit margin percentage for the 2001 period of 37.5.% was lower than the gross profit margin percentage of 38.1% reported for the same period in 2000, primarily due to a decrease in watch sales and charges related to discontinued products, offset in part by an increase in royalty income, which has a higher gross margin than product sales, and favorable exchange rates. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements, the Company believes it is hedged through the second quarter of 2002. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

     Selling, general and administrative expenses for the three months ended March 31, 2001 of $11.7 million were $1.2 million or 11.7% higher than the amount for the comparable period in 2000. The increase was primarily due to special charges of $0.8 million related to personnel costs related to senior management realignments and asset write-downs, and $0.5 million of expenses related to Xantia.

     Investment gain (loss), net was $0 in 2001, and a gain of $1,419,000 in 2000 due to a $1,627,000 gain from the common stock received related to the demutualization of John Hancock Financial Services, Inc. offset in part by a $208,000 loss related to the write-down of the Company's common stock investment in Chaparral Resources, Inc.

     Interest income (expense) and other, net was expense of $218,000 for the three months ended March 31, 2001 compared to $214,000 in 2000. The change was primarily due to the interest expense incurred on the debt related to the acquisition of Xantia, offset in part by a decrease in the Company's effective interest rate and reduced borrowings under the Company's line of credit agreement.

     As a result of these changes, income (loss) before income taxes for the three months ended March 31, 2001 was a loss of $3,892,000 versus income of $487,000 for the same period in 2000, a change of $4,379,000.

     Minority interest was income of $48,000 in 2001 and $0 in 2000 and was related to the Company's acquisition of a controlling interest in Xantia in July 2000.

     Income tax provision (benefit) was provided at an effective rate of 40.7% in 2001 and 43.3% in 2000.

     As a result, net income (loss) for the three months ended March 31, 2001 was a loss of $2,259,000 ($0.27 per share - basic and diluted) versus income of $276,000 ($0.03 per share - basic and diluted) for the same period in 2000, a change of $2,535,000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     As of March 31, 2001, the Company had working capital of $49.3 million compared with $57.6 million as of December 31, 2000, a decrease of $8.3 million. Significant uses of working capital included a $0.2 million increase in other assets, capital expenditures of $0.4 million and net repayment of debt of $4.2 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was approximately $2.6 million in the three months ended March 31, 2001 compared with $1.2 million in the comparable period in 2001. The change resulted primarily from a larger decrease in accounts receivable in 2001 as compared to 2000 offset in part by a decrease in accounts payable in 2001 as compared to an increase in 2000.

     The Company meets its liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its line of credit. As of March 31, 2001, the Company had $2,430,000 of outstanding borrowings under its line of credit. Also, the Company has approximately $10,677,000 of outstanding term loans and debt related to acquisitions. The Company has a $16.0 million credit line of which $13,570,000 is available for borrowings. The credit line was renewed in May 2001 under similar terms and conditions as the existing line of credit and is due to expire in June 2003. The Company's short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs at least for the next twelve months.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

Foreign Exchange Risk

     The Company is exposed to significant market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are accounted for under the provisions of SFAS No. 133, and are generally recognized when the related inventory is sold. At March 31, 2001, the Company has entered into foreign currency contracts and options to purchase approximately 74,500,000 Swiss francs in the years 2001 and 2002 at a weighted average rate of $1.636 Swiss franc/dollar. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At March 31, 2001, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition.



PART II.        OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K
                        --------------------------------

     a.) Exhibits

          (11) Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

     b.) The Company filed a report on Form 8-K on March 19, 2001, related to changes in its executive management.

 .

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Swiss Army Brands, Inc.
                                                         (Registrant)

Date:  May 15, 2001
                                              By /s/ Thomas M. Lupinski
                                              Name:  Thomas M. Lupinski
                                              Title: Senior Vice President,
                                              Chief Financial Officer, Secretary
                                              and Treasurer