Form 10-Q
period 2001-06-30
SWISS ARMY BRANDS INC
filed 2001-08-20
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

                                                                                                                                                       Yes  X  No

          The number of shares of Registrant's Common Stock, $.10 par value, outstanding on August 13, 2001, was 8,171,458 shares.

SWISS ARMY BRANDS, INC.
AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION	Page No.
Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	3 - 4
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000 (unaudited)	5
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Six Months Ended June 30, 2001 and 2000 (unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)	7
	Notes to Consolidated Financial Statements	8 - 10
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 13
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
Part II:	OTHER INFORMATION
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	15
Signatures		15
The Exhibit Index appears on page 15.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)
Assets

	June 30, 2001 (unaudited)	December 31, 2000
Current assets:
Cash and cash equivalents	$ 948	$ 5,002
Accounts receivable, less allowance for doubtful accounts of $1,260, respectively	22,009	34,173
Inventories	40,970	33,461
Deferred income taxes	2,824	1,887
Prepaid and other	5,666	4,089
Total current assets	72,417	78,612
Deferred income taxes	697	675
Property, plant and equipment, net	6,636	7,506
Investments	8,540	8,274
Intangible assets, net	11,758	12,595
Other assets, net	16,863	16,787
Total Assets	$116,911	$124,449

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)
Liabilities and Stockholders’ Equity

	June 30, 2001 (unaudited)	December 31, 2000
Current liabilities:
Current portion of long-term debt	$ 1,461	$ 1,493
Accounts Payable	11,417	11,057
Accrued liabilities	8,704	8,452
Total current liabilities	21,582	21,002
Long-term liabilities:
Long-term debt	12,475	16,038
Other	675	675
Total Liabilities	34,732	37,715
Minority interest	4,837	6,050
Commitments and contingencies
Stockholders' equity: Preferred stock, par value $.10 per share: shares authorized – 2,000,000; no shares issued	–	–
Common stock, par value $.10 per share: shares authorized– 18,000,000; shares issued – 9,077,192 and 8,971,080, respectively	908	897
Additional paid-in capital	48,994	49,005
Accumulated other comprehensive income (loss)	189	1,234
Retained earnings	35,256	37,589
	85,347	88,725
Less: Treasury stock: 905,734 for both periods,	(8,003)	(8,003)
Deferred compensation	(2)	(38)
Total stockholders' equity	77,342	80,684
Total Liabilities and Stockholders' Equity	$116,911	$124,449

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30, 2001 2000		Six Months Ended June 30, 2001 2000
Net revenues	$27,577	$29,345	$48,850	$54,881
Cost of sales	15,961	17,595	29,248	33,364
Gross profit	11,616	11,750	19,602	21,517
Selling, general and administrative expenses	11,568	11,295	23,228	21,780
Operating income	48	455	(3,626)	(263)
Interest expense and other, net	(237)	(345)	(455)	(559)
Investment gain (loss), net	–	164	–	1,583
Total other income (expense), net	(237)	(181)	(455)	1,024
Income (loss) before income taxes	(189)	274	(4,081)	761
Income tax provision (benefit)	(44)	119	(1,629)	330
Minority interest	(71)	–	(119)	–
Net income (loss)	$ (74)	$155	($2,333)	$431
Earnings per share:
Basic	($0.01)	$0.02	($0.28)	$0.05
Diluted	($0.01)	$0.02	($0.28)	$0.05
Weighted average number of shares outstanding:
Basic	8,278	7,940	8,278	7,895
Diluted	8,278	8,153	8,278	8,110

The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(in thousands, except for share data)

	Common Stock Par Value $.10 Shares Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)
BALANCE
December 31, 1999	8,866,218	$886	$49,137	($401)	$35,576	($8,711)
Comprehensive income: Net income for the six months ended June 30, 2000	–	–	–	–	431	–	$431
Foreign currency translation adjustment	–	–	–	208	–	–	208
Change in unrealized gain in marketable securities	–	–	–	603	–	–	603
Comprehensive Income							$1,242
Issuance of common stock	106,112	11	(11)	–	–	–
Cancellation of stock grant	(1,250)	–	(10)	–	–	–
BALANCE
June 30, 2000 (unaudited)	8,971,080	$897	$49,116	$410	$36,007	($8,711)
BALANCE
December 31, 2000	8,971,080	$897	$49,005	$1,234	$37,589	($8,003)
Comprehensive Loss: Net loss for the six months ended June 30, 2001	–	–	–	–	(2,333)	–	($2,333)
Cumulative effect transition adjustment for derivatives, net of tax	–	–	–	(415)	–	–	(415)
Change in unrealized gain on marketable securities	–	–	–	266	–	–	266
Fair value adjustment for derivatives for the six months ended June 30, 2001, net of tax	–	–	–	(942)	–	–	(942)
Foreign currency translation adjustment	–	–	–	46	–	–	46
Comprehensive Loss							($3,378)
Issuance of common stock	106,112	11	(11)	–	–	–
BALANCE
June 30, 2001 (unaudited)	9,077,192	$908	$ 48,994	$189	$35,256	($8,003)
The accompanying notes to consolidated financial statements are an integral part of these statements

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(in thousands) (unaudited)

	Six Months Ended June 30, 2001 2000
Cash flows from operating activities:
Net income (loss)	($2,333)	$431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,115	1,788
Minority interest	(119)	–
Investment (gain) loss, net	–	(1,583)
Stock compensation expense	36	37
Deferred income taxes	–	7
Changes in other current assets and liabilities:
Accounts receivable	14,195	7,951
Inventories	(8,009)	(11,148)
Prepaid and other	(1,618)	(1,208)
Accounts payable	(1,882)	4,962
Accrued liabilities	(1,971)	(1,959)
Net cash provided by (used in) operating activities	414	(722)
Cash flows from investing activities:
Capital expenditures	(612)	(693)
Additions to other assets	(320)	(457)
Net cash provided by (used in) investing activities	(932)	(1,150)
Cash flows from financing activities:
Borrowings under bank agreements	23,330	26,630
Repayments under bank agreements	(26,588)	(25,457)
Net cash provided by (used in) financing activities	(3,258)	1,173
Effect of exchange rate changes on cash	(278)	(25)
Net increase (decrease) in cash	(4,054)	(724)
Cash and cash equivalents, beginning of period	5,002	1,302
Cash and cash equivalents, end of period	$948	$578
Cash paid during the period:
Interest	$446	$607
Income taxes	$676	$1,056

The accompanying notes to consolidated financial statements are an integral part of these statements

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 and 2000
(unaudited)

CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc.("Swiss Army" or the "Company") without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

INVENTORIES

        Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market (determined by the first-in, first-out (FIFO) method). Inventories principally consist of finished goods.

INVESTMENTS

        Investments consist of the following:

	June 30,2001	December 31, 2000
	(in thousands)
Preferred units of Highgate Capital LLC (A)	$3,613	$3,613
Common stock of John Hancock Financial Services, Inc. (B)	4,064	3,798
Preferred units of Victory Ventures LLC (C)	851	851
Common stock of Chaparral Resources, Inc. (D)	12	12
Total investments	$8,540	$8,274
  Highgate Capital LLC, ("Highgate"), is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. The Company accounts for this investment on the cost basis, subject to review for permanent impairment. Since this investment does not have a readily determinable fair value, the valuation is subject to uncertainty.
  John Hancock Financial Services, Inc. (“John Hancock”), a publicly traded company, is a life insurance company. In the three and six month periods ended June 30, 2000, the Company recorded investment gains of $164,000 and $1,761,000, respectively, related to the demutualization of John Hancock.
  Victory Ventures LLC is a private equity firm specializing in small venture capital investments. The Company accounts for this investment on the cost basis, subject to review for permanent impairment. Since this investment does not have a readily determinable fair value, the valuation is subject to uncertainty.
  Chapparal Resources, Inc. (“Chapparal”), a publicly traded company, is an independent oil and gas exploration and production company. In the three months ended March 31, 2000, the Company recorded a non-cash write-down of $208,000 of its investment in Chapparal due to the other than temporary impairment in the value of the investment.

EARNINGS PER SHARE

     For the periods ended June 30, 2001, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have an anti-dilutive effect.

INCOME TAXES

     Income taxes are provided at the projected annual effective tax rate. The income tax benefit for the interim 2001 and 2000 periods differs from the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit) and foreign income taxes.

ACCOUNTING FOR DERIVIATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 138). SFAS No. 133 establishes new accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS No. 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a cumulative effective transition adjustment of approximately $415,000 (net of tax) in accumulated other comprehensive loss in the first quarter of 2001.

     The Company is exposed to foreign currency risks relating to purchases of inventories as part of its ongoing business operations and uses derivative financial instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At the inception of the contract, the Company has designated its use of derivatives for foreign currency forecasted transactions as cash flow hedges. At such time that inventory is received, the position is re-designated from a cash flow hedge to a fair value hedge. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income to the extent that hedges are effective until the underlying transactions are recognized in earnings. Gains and losses from fair value hedges are included in earnings. It is expected that approximately $1.3 million (net of tax) of unrealized losses included in other comprehensive income at June 30, 2001, will be reclassified into earnings in the next twelve months. The Company hedges its exposure to variability in future cash flows for forecasted transactions up to a maximum of 24 months. Net losses included in comprehensive income as of June 30, 2001, including the transition adjustment, were approximately $1.4 million (net of tax). Gains and losses related to the ineffective portion of hedging instruments, which are included in net income, and gains and losses from fair value hedges were insignificant during the first quarter of 2001.

RECENT ACCOUNTING PROUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142. “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interest accounting for business combinations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization will no longer be required after December 31, 2001. The statement will require an annual assessment of goodwill impairment and more frequent assessments if circumstances indicate a possible impairment. Additionally, SFAS No. 142 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, if the intangible asset can be sold, transferred, licensed, rented, or exchanged regardless of the acquirer’s intent to do so. Whereas, SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, SFAS No. 142 requires companies to continue to amortize existing goodwill at June 30, 2001 through the end of 2001, ceasing goodwill amortization on January 1, 2002.

     Amortization of goodwill for the six months ended June 30, 2001 was approximately $499,000 with a similar charge expected for the last half of 2001. The Company is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(unaudited)

FORWARD LOOKING STATEMENTS

     The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company’s products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc–U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations; the continued ability to obtain satisfactory payment terms from the Company's principal suppliers; future compliance with bank convenants; and the Company’s anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the projections are based prove accurate and appropriate, the actual results of the Company’s operations in the future may vary widely from financial projections due to increased competition, changes in consumer tastes and other factors not yet known or anticipated. Accordingly, the actual results of the Company’s operations in the future may vary widely from the forward looking statements included herein.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2001 and 2000

     Net revenues consist of the following (in thousands):

	2001	2000
Product sales, net	$26,951	$29,105
Royalty income	626	240
	$27,577	$29,345

     Product sales for the three months ended June 30, 2001 were $27.0 million compared with $29.1 million for the same period in 2000, representing a decrease of $2.2 million or 7.4%. The sales decrease was primarily due to a decrease in sales related to the Company’s corporate markets business, attributable to the slowdown in general economic conditions, and Bear Cutlery, Inc. (“Bear”) where sales to one customer declined significantly, offset in part by an increase in sales related to Xantia, S.A. (“Xantia”), in which the Company acquired a controlling interest in July 2000. Royalty income relates to the licensing program of Victorinox ®Travel Gear, which was introduced in the fourth quarter of 1999.

     Gross profit of $11.6 million for the three months ended June 30, 2001 decreased $0.1 million or 1.1% from 2000. The gross profit margin percentage for the second quarter of 2001 of 42.1% was higher than the gross profit margin percentage of 40.0% reported for the same period in 2000 primarily due to an increase in royalty revenues, which have a higher gross margin than product sales, and also due to an increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix (including royalty revenues) and Swiss franc exchange rates. Since the Company imports the majority of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements, the Company believes it is hedged through the third quarter of 2002. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain of the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

     Selling, general and administrative expenses for the three months ended June 30, 2001 of $11.6 million were $0.3 million or 2.4% higher than the comparable period in 2000 due to expenses related to Xantia, which entity's results were not included in the year 2000 amounts. As a percentage of net sales, total selling general and administrative expenses increased from 38.4% in 2000 to 41.9% in 2001.

     Interest expense and other, net was $237,000 for the three months ended June 30, 2001 compared to $345,000 for the comparable period in 2000 primarily due to decreased borrowings and lower effective interest rates.

     Investment gain (loss), net was $0 in the three months ended June 30, 2001 compared to a gain of $164,000 for the comparable period in 2000, which was attributable to the common stock received in the demutualization of John Hancock Financial Services, Inc.

     As a result of these changes, income (loss) before income taxes for the three months ended June 30, 2001 was a loss of $189,000 versus income of $274,000 for the same period in 2000, a change of $463,000.

     Income tax expense (benefit) was provided at an effective rate of 23.2% and 43.4% in 2001 and 2000, respectively.

     Minority interest income of $71,000 for the three month period ended June 30, 2001 related to Xantia.

     As a result of these changes, net income (loss) for the three months ended June 30, 2001 was a loss of $74,000 ($0.01 per share - basic and diluted) versus income of $155,000 ($0.02 per share - basic and diluted) for the same period in 2000, a change of $229,000.

Comparison for the Six Months Ended June 30, 2001 and 2000

     Net revenues consist of the following (in thousands):

	2001	2000
Product sales, net	$47,667	$54,415
Royalty income	1,183	466
	$48,850	$54,881

     Product sales for the six months ended June 30, 2001 were $47.7 million compared with $54.4 million for the same period in 2000, representing a decrease of $6.7 million or 12.4%. The sales decrease was primarily due to a decrease in sales related to the Company’s corporate markets business due to the decline in general economic conditions, a decrease in sales related to a special promotion program with one customer and Bear Cutlery, Inc., which experienced a significant decrease in sales to one customer, offset in part by an increase in sales related to Xantia. Royalty income relates to the licensing program of Victorinox®Travel Gear.

     Gross profit of $19.6 million for the six months ended June 30, 2001 decreased by $1.9 million or 8.9% from 2000. The gross profit margin percentage for the six months of 2001 of 40.1% was higher than the gross profit margin percentage of 39.2% reported for the same period in 2000 primarily due to an increase in royalty revenues, which have a higher gross margin that product sales, and also due to an increase in the value of the U.S. dollar versus the Swiss franc, offset in part by a decrease in watch sales and charges related to discontinued products.

     Selling, general and administrative expenses for the six months ended June 30, 2001 of $23.2 million were $1.4 million or 6.6% higher than the amount for the comparable period in 2000. The increase was primarily due to operating expenses of Xantia, which was not included in the financial statements in 2000, and special charges of $0.8 million for personnel costs related to senior management realignments and asset write-downs. As a percentage of net sales, total selling general and administrative expenses increased from 39.7% in 2000 to 47.5% in 2001.

     Interest expense and other, net was $455,000 for the three months ended June 30, 2001 compared to $559,000 for the comparable period in 2000, primarily due to decreased borrowings and lower effective interest rates.

     Investment gain (loss), net was $0 in 2001 and a gain of $1,583,000 in 2000 due to a $1,791,000 gain attributable to the common stock received in the demutualization of John Hancock Financial Services, Inc. offset in part by a $208,000 loss related to the write-down of the Company’s common stock investment in Chapparal Resources, Inc.

     As a result of these changes, income (loss) before income taxes for the six months ended June 30, 2001 was a loss of $4,081,000 versus income of $761,000 for the same period in 2000, a change of $4,842,000.

     Income tax expense (benefit) was provided at an effective rate of 39.9% and 43.4% in 2001 and 2000, respectively.

     Minority interest income of $119,000 for the six month period ended June 30, 2001 related to Xantia.

     As a result, net income (loss) for the six months ended June 30, 2001 was a loss of $2,333,000 ($0.28 per share - basic and diluted) versus income of $431,000 ($0.05 per share – basic and diluted) for the same period in 2000, a change of $2,764,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had working capital of $50.5 million compared with $57.6 million as of December 31, 2000, a decrease of $7.1 million. Uses of working capital included repayment of debt, capital expenditures of $0.6 million and additions to other assets of $0.3 million. The Company currently has no material commitments for capital expenditures.

     Cash provided from operating activities was $0.4 million in the six months ended June 30, 2001 compared to cash used in operating activities of approximately $0.7 million in the comparable period in 2000. The change resulted from a larger decrease in accounts receivable in 2001 compared to 2000, offset in part by a decrease in accounts payable in 2001 compared to an increase in 2000, and a smaller decrease in inventory in 2001 compared to 2000.

     The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. At June 30, 2001, the Company had $3,647,000 of outstanding borrowings under its line of credit agreement. Also, the Company has approximately $10,289,000 of outstanding term loans and debt related to the acquisitions of Bear and Xantia. At June 30, 2001, the Company has a $16.0 million credit line, of which $12,353,000 is available for borrowings, which expires in June 2003. The Company’s short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the near-term. The Company's credit facility includes various financial convenants, including maintenance of a leverage coverage ratio and interest coverage ratio based on operating results for the previous four quarters. The Company was not in compliance with these convenants at June 30, 2001. The bank has waived the existing non-compliance. In addition, the bank has amended certain convenants for the remainder of 2001 to levels the Company believes it will attain, and the Company's principal suppliers have granted the Company extended payment terms in order to permit such compliance for the third and fourth quarters of 2001. However, as compliance may depend upon sales levels, general economic conditions and other factors not in the Company's control, no assurance can be given to such attainment. At the present time there is insufficient information to determine whether further adjustment of covenants will be required to achieve compliance in 2002, and the Company and its lender plan to discuss any appropriate further revision of covenants at the end of this year.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     The Company is exposed to market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are accounted for under the provisions of SFAS No. 133 and are generally recognized when the related inventory is sold. At June 30, 2001, the Company had entered into foreign currency contracts and options to purchase approximately 93.3 million Swiss francs in 2002 and 2001 at a weighted average rate 1.711 Swiss franc/dollar. The Company’s ultimate gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At June 30, 2001, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition.

PART II.                - OTHER INFORMATION

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on May 24, 2001, pursuant to notice, at which meeting shareholders elected the following directors:

NAME	NUMBER OF VOTES FOR	NUMBER OF VOTES WITHHELD
A. Clinton Allen	6,386,888	15,752
Clarke H. Bailey	6,386,888	15,742
Herbert M. Friedman	6,386,888	15,742
Peter W. Gilson	6,386,888	15,742
Louis Marx, Jr.	6,386,888	15,742
Robert S. Prather, Jr.	6,386,888	15,742
Stanley R. Rawn, Jr.	6,386,802	15,838
John Spencer	6,386,802	15,838
A. Jeffrey Turner	6,386,802	15,838
John V. Tunney	6,386,802	15,838

Item 6.                EXHIBITS AND REPORTS ON FORM 8-K

A.)                Exhibits

(10.1)            Lease agreement dated June 27, 2001 between Swiss Army Retail, Inc., and 130 Prince LLC.

(11)               Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(99)              Not Applicable

B.)                There were no reports on Form 8-K for the three months ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                         SWISS ARMY BRANDS, INC.

Date: August 17, 2001
                                                                                                                         By /s/ Thomas M. Lupinski
                                                                                                                         Title:Senior Vice President,
                                                                                                                         Chief Financial Officer,
                                                                                                                         Secretary and Treasurer