Form 10-Q
period 2001-09-30
SWISS ARMY BRANDS INC
filed 2001-11-14
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

                                                                                                                                                  Yes  X  No

          The number of shares of Registrant's Common Stock, $.10 par value, outstanding on November 14, 2001, was 8,167,698 shares.

SWISS ARMY BRANDS, INC.
AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION	Page No.
Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000	3 - 4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)	5
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Nine Months Ended September 30, 2001 and 2000 (unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited)	7
	Notes to Consolidated Financial Statements	8 - 10
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 15
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
Part II:	OTHER INFORMATION
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	15
Signatures		15

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

Assets

	September 30, 2001 (unaudited)	December 31, 2000
Current assets:
Cash and cash equivalents	$ 102	$ 5,002
Accounts receivable, less allowance for doubtful accounts of $1,060, for both periods, respectively	24,370	34,173
Inventories	43,946	33,461
Deferred income taxes	184	1,887
Prepaid and other	11,174	4,089
Total current assets	79,776	78,612
Deferred income taxes	821	675
Property, plant and equipment, net	6,864	7,506
Investments	4,904	8,274
Intangible assets, net	11,654	12,595
Other assets, net	17,550	16,787
Total Assets	$121,569	$124,449

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
Liabilities and Stockholders’ Equity

	September 30, 2001 (unaudited)	December 31, 2000
Current liabilities:
Current portion of long-term debt	$ 1,545	$ 1,493
Accounts payable	14,088	11,057
Accrued liabilities and other	6,835	8,452
Total current liabilities	22,468	21,002
Long-term liabilities:
Long-term debt	14,130	16,038
Other	675	675
Total Liabilities	37,273	37,715
Minority interest	6,269	6,050
Commitments and contingencies
Stockholders' equity: Preferred stock, par value $.10 per share: shares authorized – 2,000,000; no shares issued	–	–
Common stock, par value $.10 per share: shares authorized–18,000,000; shares issued 9,076,442 and8,971,080, respectively	908	897
Additional paid-in capital	48,988	49,005
Accumulated other comprehensive income	491	1,234
Retained earnings	35,663	37,589
	86,050	88,725
Less: Treasury stock– 908,744 and 905,734 shares, respectively	(8,023)	(8,003)
Deferred compensation	-	(38)
Total stockholders' equity	78,027	80,684
Total Liabilities and Stockholders' Equity	$121,569	$124,449

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2001 2000		Nine Months Ended September 30, 2001 2000
Net revenues	$27,015	$32,719	$75,865	$87,644
Cost of sales	15,357	19,920	44,605	53,380
Gross profit	11,658	12,799	31,260	34,264
Selling, general and administrative expenses	12,030	11,203	35,258	32,930
Operating income (loss)	(372)	1,596	(3,998)	1,334
Interest income (expense), net	(281)	(294)	(736)	(852)
Investment gain (loss), net	1,854	–	1,854	1,583
Total other income (expense), net	1,573	(294)	1,118	731
Income (loss) before income taxes	1,201	1,302	(2,880)	2,065
Income tax provision (benefit)	622	525	(1,007)	857
Minority interest	172	(12)	53	(12)
Net income (loss)	$407	$789	($1,926)	$1,220
Earnings per share:
Basic	$0.05	$0.10	($0.24)	$0.15
Diluted	$0.05	$0.10	($0.24)	$0.15
Weighted average number of shares outstanding:
Basic	8,171	8,037	8,129	7,943
Diluted	8,284	8,250	8,129	8,157

The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(in thousands, except for share data)

	Common Stock Par Value $.10 Shares Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)
BALANCE December 31, 1999	8,866,218	$886	$49,137	($401)	$35,576	($8,711)
Comprehensive income: Net income	–	–	–	–	1,220	–	$1,220
Change in unrealized gain in marketable securities	–	–	–	1,248	–	–	1,248
Foreign currency translation adjustment	–	–	–	(208)	–	–	(208)
Comprehensive Income							$2,260
Issuance of common stock	106,112	11	(11)	–	–	–
Acquisition of Xantia, S. A.	–	–	(110)	–	–	708
Cancellation of stock grant	(1,250)	–	(10)	–	–	–
BALANCE September 30, 2000 (unaudited)	8,971,080	$897	$49,006	$639	$36,796	($8,003)
BALANCE December 31, 2000	8,971,080	$897	$49,005	$1,234	$37,589	($8,003)
Comprehensive Loss: Net loss	–	–	–	–	(1,926)	–	($1,926)
Cumulative effect transition adjustment for derivatives, net of tax	–	–	–	(415)	–	–	(415)
Change in unrealized gain on marketable securities	–	–	–	(1,837)	–	–	(1,837)
Fair value adjustment for derivatives, net of tax	–	–	–	1,680	–	–	1,680
Foreign currency translation adjustment	–	–	–	(171)	–	–	(171)
Comprehensive Loss							($2,669)
Repurchase of common stock	–	–	–	–	–	(20)
Cancellation of stock grant	(750)	–	(6)	–	–	–
Issuance of common stock	106,112	11	(11)	–	–	–
BALANCE September 30, 2001 (unaudited)	9,076,442	$908	$ 48,988	$491	$35,663	($8,023)
The accompanying notes to consolidated financial statements are an integral part of these statements

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(in thousands)
(unaudited)

Nine Months Ended September 30, 2001 2000
Cash flows from operating activities:
     Net income (loss)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Minority interest
        Depreciation and amortization
        Stock compensation expense
        Deferred income taxes
Investment (gain) loss, net	($1,926) 53 3,038 38 (80) (1,854)	$1,220 (12) 2,330 55 7 (1,583)
	(731)	2,017
Changes in other current assets and liabilities: Accounts receivable Inventories Prepaid and other Accounts payable Accrued liabilities Net cash used in operating activities	9,882 (10,446) (815) 3,645 (2,202) (667)	5,290 (8,319) (2,384) 3,204 (1,581) (1,773)
Cash flows from investing activities: Acquisition of Xantia, S.A., net of cash acquired Capital expenditures Other assets Net cash provided by (used in) investing activities	– (1,054) (1,106) (2,160)	(1,296) (518) (592) (2,406)
Cash flows from financing activities: Borrowings under bank agreements Repayments under bank agreements Repurchase of common stock Net cash provided by (used in) financing activities	34,851 (36,763) (20) (1,932)	45,967 (37,368) – 8,599
Effect of exchange rate changes on cash	(141)	(540)
Net increase (decrease) in cash Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	(4,900) 5,002 $102	3,880 1,302 $5,182
Cash paid during the period: Interest Income taxes	$685 676	$782 300
The accompanying notes to consolidated financial statements are an integral part of these statements

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 and 2000
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

INVESTMENTS

        Investments consist of the following:

	September 30,2001	December 31, 2000
	(in thousands)
Preferred units of Highgate Capital LLC (A)	$3,613	$3,613
Preferred units of Victory Ventures LLC (B)	851	851
Common stock of John Hancock Financial Services, Inc. (C)	428	3,798
Common stock of Chaparral Resources, Inc. (D)	12	12
Total investments	$4,904	$8,274
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

  John Hancock Financial Services, Inc. (“John Hancock”), a publicly traded company, is a life insurance company. In the nine months ended September 30, 2001, the Company sold 90,248 shares of common stock of John Hancock and recorded an investment gain of $1,854,000. Included in prepaid and other at September 30, 2001 is $3.4 million from the proceeds from the sale. The Company received the cash in October 2001. In the nine months ended September 30, 2000, the Company recorded and investment gain of $1,791,000 related to the demutualizaton of John Hancock. At September 30, 2001, the Company owned 10,690 shares of common stock of John Hancock.

  Chapparal Resources, Inc. (“Chapparal”), a publicly traded company, is an independent oil and gas exploration and production company. In the nine months ended September 30, 2000, the Company recorded a non-cash write-down of $208,000 of its investment in Chapparal due to the other than temporary impairment in the value of the investment.

INCOME TAXES

        Income taxes are provided at the projected annual effective tax rate. The income tax benefit for interim periods of 2001 and 2000 differ from the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit) and foreign income taxes.

EARNINGS PER SHARE

        For the nine month period ended September 30, 2001, the weighted average number of shares of common stock outstanding do not include the effect of stock options as they would have had an anti-dilutive effect.

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

        The Company is exposed to foreign currency risks relating to purchases of inventories as part of its ongoing business operations and uses derivative financial instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At the inception of the contract, the Company has designated its use of derivatives for foreign currency forecasted transactions as cash flow hedges. The Company hedges its exposure to variability in future cash flows for forecasted transactions up to a maximum of 24 months. At such time that inventory is received, the position is re-designated from a cash flow hedge to a fair value hedge. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income to the extent that hedges are effective until the underlying transactions are recognized in earnings. Gains and losses from fair value hedges are included in earnings. It is expected that approximately $1.3 million (net of tax) of unrealized gains included in other comprehensive income at September 30, 2001, will be reclassified into earnings in the next twelve months. Net gains included in comprehensive income as of September 30, 2001, including the transition adjustment, were approximately $1.3 million (net of tax). Gains and losses related to the ineffective portion of hedging instruments, which are included in net income, and gains and losses from fair value hedges were insignificant.

RECENT ACCOUNTING PROUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations” and Statement of Financial Accounting Standards No. 142. “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interest accounting for business combinations. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization will no longer be required after December 31, 2001. The statement will require an annual assessment of goodwill impairment and more frequent assessments if circumstances indicate a possible impairment. Additionally, SFAS No. 142 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented, or exchanged regardless of the acquirer’s intent to do so. Whereas, SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, SFAS No. 142 requires companies to continue to amortize existing goodwill at June 30, 2001 through the end of 2001, ceasing goodwill amortization on January 1, 2002.

        Amortization of goodwill for the nine months ended September 30, 2001 was approximately $748,000. The Company is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, ƒAccounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, this new standard will have on its reported results of operations, financial position and cash flows.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(unaudited)

FORWARD LOOKING STATEMENTS

        The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company ’s products; the prices at which such products may be sold; new product development; seasonal selling trends; the Swiss franc- U.S. dollar exchange rates; the extent to which the Company is able to successfully hedge against foreign currency fluctuations; the continued ability to obtain satisfactory payment terms from the Company’s principal suppliers; future compliance with bank covenants; and the Company’s anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the projections are based prove accurate and appropriate, the actual results of the Company’s operations in the future may vary widely from financial projections due to the effects of a possible continuation of the national economic decline and its impact on retail sales, likely effects of the terrorist attacks of September 11, 2001 on sales of knives, luggage and other items sold or licensed by the Company, increased competition, changes in consumer tastes and other factors not yet known, evaluated or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

RISKS AND UNCERTAINTIES

        The Company believes that revenues and net income will continue to be impacted negatively, at least for the near term, by the current economic downturn and by the terrorist attacks of September 11, 2001 and their aftermath. The majority of the Company's products and many of the products of the Company's licensees are purchased by their ultimate consumers or by corporations from discretionary resources, making sales by the Company, including sales at the Company's new flagship store, in the Soho neighborhood of New York City, and sales by its licensees vulnerable to negative economic indicators. The Company believes that these adverse conditions have accounted for a significant portion of the decreased revenues for the quarter and the year, particularly in the Company’s corporate markets business. In addition, the Company believes that restrictions on the carrying of knives on airliners and similar restrictions have negatively affected sales of the Company's knife and tool products and that such negative effects may continue. These factors may also make it difficult for the Company to replace sales lost by Bear Cutlery, Inc.(“Bear”) resulting from a decrease in purchases from a single customer. The Company is unable to determine the extent to which these events and trends are responsible for reduced sales in the quarter but believes that such a connection exists.The Company is also unable at this time to determine whether these negative trends will continue or to quantify their possible future effects.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2001 and 2000

     Net revenues consist of the following

	2001	2000
Product sales, net	$26,322	$32,253
Royalty income	693	466
	$27,015	$32,719

        Product sales for the three months ended September 30, 2001 were $26.3 million compared with $32.3 million for the same period in 2000, representing a decrease of $5.9 million or 18.4%. The sales decrease was due a $2.2 million decrease in sales to one customer related to a special promotional program, a decrease in sales of Victorinox Original Swiss Army Knives, a decrease in sales in the corporate markets business due to the decline in general economic conditions, and sales decrease related to Bear Cutlery, Inc. (“Bear ”) where sales to one customer declined significantly. These decreases were offset partially by sales of Swiss Army Brand Watches.

        Gross profit was $11.7 million for the three months ended September 30, 2001, compared with $12.8 million in 2000. The decrease was attributable to a decrease in sales offset by a higher gross profit margin percentage. The gross profit margin percentage for the third quarter of 2001 of 43.2% was higher than the gross profit margin percentage of 39.1% reported for the same period in 2000 primarily because of favorable product mix, an increase in the value of the U.S. dollar versus the Swiss franc, and because royalty revenues have a higher gross margin than product sales. The Company's gross profit margin is a function of both product mix (including royalty revenues) and Swiss franc exchange rates. The Company imports the majority of its products from Switzerland, and its costs are affected by both the spot rate of exchange and by its foreign currency and hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements, the Company believes it is hedged through the third quarter of 2002. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain of the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

        Selling, general and administrative expenses for the three months ended September 30, 2001 was $12.0 million compared with $11.2 million in 2000, an increase of $0.8 million or 7.4%. The increase was due to increased advertising expenses and expenses realted to Xantia, S.A. ("Xantia") in which the Company acquired a controlling interest in July 2000. As a percentage of net sales, total selling, general and administrative expenses increased from 34.2% in 2000 to 44.5% in 2001.

        Interest income (expense) and other, net was expense of $281,000 for the three months ended September 30, 2001, compared to expense of $294,000 for the comparable period in 2000 primarily due to lower effective interest rates and lower borrowings for working capital purposes offset partially by increased borrowings related to the acquisition of Xantia.

        Investment gain (loss), net was a gain of $1,854,000 and $0 for the three months ended September 30, 2001 and 2000, respectively. In 2001, the gain was due to the sale of 90,248 shares of common stock of John Hancock Financial Services, Inc. (“John Hancock”).

        As a result of these changes, income before income taxes for the three months ended September 30, 2001 was income $1,201,000 versus $1,302,000 for the same period in 2000, a decrease of $101,000.

        Income tax expense was provided at an effective rate of 52.1% and 40.3% in 2001 and 2000, respectively.

        Minority interest was expense of $172,000 and income of $12,000 for the three months ended September 30, 2001 and 2000, respectively, related to Xantia.

        As a result, net income for the three months ended September 30, 2001 was $407,000 ($0.05 per share-basic and diluted) versus $789,000 ($0.10 per share -basic and diluted) for the same period in 2000, a decrease of $382,000.

Comparison for the Nine Months Ended September 30, 2001 and 2000

     Net revenues consist of the following

	2001	2000
Product sales, net	$74,546	$86,674
Royalty income	1,319	970
	$75,865	$87,644

        Product sales for the nine months ended September 30, 2001 were $74.5 million compared with $86.7 million for the same period in 2000, representing an decrease of $12.1 million or 14.0%. The sales decrease was due a $3.5 million decrease in sales related to a special promotional program with one customer, a decrease in sales of Victorinox Original Swiss Army Knives, a decrease in sales in the corporate markets business due to the decline in general economic conditions, and a decrease in sales related to Bear where sales to one customer declined significantly. These decreases were offset partially by an increase in sales related to Xantia, which the Company acquired a controlling interest in July 2000.

        Gross profit of $31.3 million for the nine months ended September 30, 2001 decreased by $3.0 million or 8.8% from 2000. The gross profit margin percentage for the nine months of 2001 of 41.1% was higher than the gross profit margin percentage of 39.1% reported for the same period in 2000 primarily because of favorable product mix, an increase in the value of the U.S. dollar versus the Swiss franc and because royalty revenues have a higher gross margin than product sales.

        Selling, general and administrative expenses for the nine months ended September 30, 2001 of $35.3 million were $2.3 million or 7.1% higher than the amount for the comparable period in 2000. The increase was due to operating expenses of Xantia and special charges of $0.8 million for personnel costs related to senior management realignments and asset write-downs. As a percentage of net sales, total selling, general and administrative expenses increased from 37.6% in 2000 to 46.4% in 2001.

        Interest income (expense) and other, net was expense of $736,000 for the nine months ended September 30, 2001 compared to interest of $852,000 in the comparable period in 2000 primarily due to lower effective interest rates and lower borrowings for working capital purposes offset partially by increased borrowings related to the acquisition of Xantia.

        Investment gain (loss), net was a gain of $1,854,000 and $1,583,000 for the nine months ended September 30, 2001 and 2000, respectively. In 2001, the gain was due to the sale of 90,248 shares of common stock of John Hancock. The gain in 2000 was due to a $1,791,000 gain from the common stock received related to the demutualization of John Hancock offset partially by a $208,000 loss related to the write-down of the Company’s common stock investment in Chapparal Resources, Inc.

        As a result of these changes, income (loss) before income taxes for the nine months ended September 30, 2001 was a loss of $2,880,000 versus an income of $2,065,000 for the same period in 2000, a change of $4,945,000.

        Income tax expense (benefit) was provided at an effective rate of 34.9% and 41.5% in 2001 and 2000, respectively.

        Minority interest was expense of $53,000 and income of $12,000 for the nine months ended September 30, 2001 and 2000, respectively, related to Xantia.

        As a result, net income (loss) for the nine months ended September 30, 2001 was a loss of $1,926,000 ($0.24 per share - basic and diluted) versus income of $1,220,000 ($0.15 per share – basic and diluted) for the same period in 2000, a change of $3,146,000.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2001, the Company had working capital of $57.3 million compared with $57.6 million as of December 31, 2000, a decrease of $0.3 million. Sources of working capital included $3.4 million from the sale of common stock of John Hancock. Uses of working capital included repayment of debt, capital expenditures of $1.1 million and additions to other assets of $1.1 million. The Company currently has no material commitments for capital expenditures. In connection with the formation of Victorinox Swiss Army Watch S.A., the Company is committed to 1,000,000 CHF in capital contributions. In addition, in November 2001 the Company opened a flagship retail store in New York City, and the Company is unable to determine at the present time the possible effects that this store will have on the Company's financial condition and liquidity.

        Cash used in operating activities was approximately $0.7 million in the nine months ended September 30, 2001 compared with cash used in operating activities of $1.8 million in the comparable period in 2000. The change resulted primarily from a larger decrease in receivables in 2001 compared to 2000, offset partially by an larger increase in inventories in 2001 as compared to 2000.

        The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its revolving credit agreement. At September 30, 2001, the Company had a $16.0 million credit line, of which 5,640,000 was outstanding and $10,360,000 was available for borrowings. The line of credit expires in September 2003. Also, the Company has approximately $10,035,000 of outstanding term loans and debt related to acquisitions. In October 2001, the Company prepaid $3.0 million of its term loan from a portion of the proceeds from the sale of the common stock of John Hancock. The Company’s short-term liquidity is affected by seasonal changes in inventory levels, payment terms and seasonality of sales. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the next twelve months. The Company's credit facility includes various financial covenants, including maintenance of a leverage coverage ratio and interest coverage ratio based on operating results for the previous four quarters. The Company was in compliance with all its bank covenants at September 30, 2001. For the three months ended December 31, 2001, the bank has amended certain covenants to levels the Company believes it can attain and the Company’s principal suppliers, Xantia and Victorinox, A.G., the Company's majority shareholder, have granted the Company extended payment terms in order to permit such compliance for the fourth quarter of 2001. However, as compliance depends upon sales, general economic conditions and other factors not in the Company’s control, no assurance can be given to such attainment. At the present time there is insufficient information to determine whether further adjustment of covenants will be required to achieve compliance in 2002, and the Company and its lender plan to discuss any appropriate further revision of covenants at the end of this year.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

        The Company is exposed to market risk from changes in foreign exchange rates as the Company imports the majority of its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred and recognized in cost of sales when the related inventory is sold. At September 30, 2001, the Company has entered into foreign currency contracts and options to purchase approximately 79.9 million Swiss francs in 2001 and 2002 at a weighted average rate $1.684 Swiss franc/dollar. At September 30, 2001, the unrealized gain on these contracts and options was approximately $1.9 million. The Company’s ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature.

PART II.                - OTHER INFORMATION

A.)                Exhibits

(10)            None

(11)               Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

B.)                 The Company filed a report on Form 8-K on July 30, 2001 and a report on Form 8-K/A on August, 17, 2001, related to the formation of Victorinox Swiss Army Watch, S.A.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                   SWISS ARMY BRANDS, INC.

Date: November 14, 2001
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