Form 10-K
period 2001-12-31
SWISS ARMY BRANDS INC
filed 2002-04-01
CIK 731947

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

                                                             Title of each class                      Name of each exchange on which registered
                                                                           None                                                   Not applicable

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

Yes X No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

           The aggregate market value of voting stock held by non-affiliates of the registrant on March 19, 2002, was approximately $14,800,000. On such date, the closing price of registrant's common stock was $6.10 per share. Solely for purposes of this calculation, shares beneficially owned by directors, executive officers and stockholders of the registrant that beneficially own more than 10% of the registrant's common stock have been excluded, except shares with respect to which such directors and officers disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the registrant that such individuals are, in fact, affiliates of the registrant.

          The number of shares of Registrant's Common Stock, $.10 par value, outstanding on March 19, 2002, was 8,167,699 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of registrant to be held on May 30, 2002 are incorporated by reference in Part III herein.

PART I

FORWARD LOOKING STATEMENTS

          The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the strength of the retail market; the Swiss franc- U.S. dollar exchange rates; the extent to which the Company is able to successfully manage the effects of foreign currency fluctuations through financial instruments; the continued ability to obtain satisfactory payment terms from the Company's principal supplier; future compliance with bank covenants; and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the forward looking statements are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to the effects of a possible continuation of the national economic decline and its impact on retail sales, continuing effects of the terrorist attacks of September 11, 2001 on sales of knives, luggage and other items sold or licensed by the Company, increased competition, changes in consumer tastes and other factors not yet known, evaluated or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

Item 1.Business.

          Swiss Army Brands, Inc. ("SABI" or the "Company") imports, manufactures and distributes consumer products, including watches, pocketknives, cutlery, multi-tools and sunglasses. The Company is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox® Original Swiss Army™ Knife, Victorinox® SwissTool™, Victorinox® SwissCard™ and Victorinox® Cutlery. SABI also markets its own line of Swiss Army® Brand Watches, Swiss Army® Brand Sunglasses and Swiss Army® Brand Writing Instruments under the Swiss Army brand in North America and the Victorinox Swiss Army brand outside North America. Also, the Company manufactures and distributes Bear MGC™ knives and multi-tools. The Company has been marketing Victorinox Original Swiss Army Knives and Victorinox Cutlery for over sixty years and has been the exclusive United States distributor of such products since 1972 under agreements with SABI's principal supplier of pocketknives and cutlery, Victorinox A.G. ("Victorinox"), a Swiss corporation and Europe's largest cutlery producer. In December 2000, Victorinox and its affiliates, long-time stockholders of the Company purchased sufficient shares of SABI common stock in private and open market transactions to acquire majority control of the Company. As of February 28, 2002, Victorinox owned approximately 69% of the Company's outstanding common stock. See "Victorinox Distribution Agreements" for further information.

          In October 2001, the Company opened a flagship retail store in the Soho section in New York City.

          In July 2000, the Company purchased a controlling interest in Xantia, S.A., ("Xantia") which designs and manufactures watches. Xantia is the principal supplier of watches to the Company, and in addition it also manufactures watches for third party customers. See Note 4 to the Company's Consolidated Financial Statements included herein for further information.

          The Company is engaged in one line of business - the importation, manufacture and distribution of consumer products, including watches, pocketknives, cutlery, multi-tools and sunglasses. Total SABI revenues for the calendar years 2001, 2000 and 1999 were $114,629,000, $132,022,000, and $129,546,000, respectively. Sales of Victorinox Original Swiss Army Knives, Victorinox SwissTools, Victorinox SwissCards and Bear MGC products, accounted for approximately 37% of SABI's 2001 revenues while watches and other Swiss Army Brand products accounted for approximately 43%. Sales of professional and consumer cutlery accounted for approximately 16% of SABI's 2001 revenues while other products and licensing accounted for approximately 4%. No customer accounted for more than 10% of net sales during any year in the three-year period ended December 31, 2001. See Note 17 to the Company's Consolidated Financial Statements included herein for further information.

          The Company was incorporated in Delaware on December 12, 1974 as a successor to a New York corporation. SABI's principal executive offices are located at One Research Drive, Shelton, Connecticut 06484 and its telephone number is (203) 929-6391. As of December 31, 2001, SABI and its subsidiaries had 310 full-time employees, including 10 in Canada and 25 in Switzerland, and 10 part time employees in Switzerland.

Products

          Victorinox Original Swiss Army Knives are multiblade pocketknives containing implements capable of more functions than standard pocketknives. For example, SABI's most popular Victorinox Original Swiss Army Knife model, the Classic, with a suggested retail price of $16, features a blade, scissors, nail file with screwdriver tip, toothpick and tweezers. SABI markets more than 70 different models of Victorinox Original Swiss Army Knives containing up to 35 different implements (with up to 45 separate functions), with suggested retail prices primarily in the range of $10 to $100. SABI also offers multi-function lockblade knives designed for the hunting and outdoor market, the Victorinox® SwissCard™, a credit card shaped, ten-function instrument, and the Victorinox® SwissTool™, a multi-tool with 24 features, including full size pliers.

          SABI's line of Swiss Army Brand products currently includes 30 models of Swiss Army Brand Watches with over 150 SKUs ranging from the Active Collection, starting at a suggested retail price of $85, to the Professional Collection, which tops out at a suggested retail price of $1,395. The Company purchases substantially all of its Swiss Army Brand Watches from Xantia. SABI's line of Swiss Army Brand Sunglasses includes four models with suggested retail prices ranging from $60 to $80 and its line of Swiss Army Brand writing instruments includes six SKUs at a suggested retail price of $95.

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

International Watch Operations

          On July 30, 2001, the Company and Victorinox announced an agreement on the formation of Victorinox Swiss Army Watch S.A. ("VSA") , a new watch company that will combine the watch businesses of the two companies outside the United States, Canada and the Caribbean in order to market and distribute a single unified brand of Victorinox/Swiss Army watches in international markets. Each of the Company and Victorinox have a 50% equity interest in VSA. The VSA agreement contains provisions that secure the ongoing control of VSA by the Company. Each of the Company and Victorinox agreed to contribute up to 1,000,000 Swiss francs ("CHF")($598,000) in cash and an equal amount of its watch inventory outside the United States, Canada and Caribbean. Any difference in the value of the contributed inventory of Victorinox and the Company will be made up with an additional cash contribution.

          On November 1, 2001, VSA commenced operations. In 2001, each of the Company and Victorinox contributed 300,000 CHF ($186,000)of cash related to their 1,000,000 CHF ($598,000) commitment, and the Company contributed approximately 2,221,000 CHF ($1,328,000) in inventory and Victorinox contributed approximately 2,015,000 CHF ($1,205,000) in inventory. Due to the deficiency in the value of the inventory contributed by Victorinox, Victorinox paid to VSA 206,000 CHF ($123,000) in 2002. On November 1, 2002, the Company and Victorinox will determine whether any additional contributions must be made by either party based upon the gross margins, as defined, created by businesses contributed by each of Company and Victorinox.

Victorinox® Travel Gear

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

Victorinox® Apparel

          In October 2000, the Company signed a license agreement with Tropical Sportswear International Corporation, ("TSI") a United States based company. Under the agreement, TSI develops, manufactures and markets a line of apparel under the Victorinox trademark and the famous Victorinox Crest. The marks are sub-licensed to TSI by the Company on a royalty basis in accordance with a license agreement between the Company and Victorinox, granting the Company the right to utilize and sub-license the Victorinox trademarks in conjunction with the development and international marketing of a collection of apparel. Victorinox Apparel, a complete collection of menswear including shirts, pants, sweaters, fleece and high performance outerwear, was launched to select department stores and specialty retailers in the third quarter of 2001.

Trademark Agreements

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

Victorinox Distribution Agreements

          All of SABI's pocketknives and the majority of its cutlery, except for the Bear MGC products, are manufactured by Victorinox, which has manufactured the Original Swiss Army Knife for the Swiss Army for more than 100 years. The loss of this supplier would have a material adverse effect on SABI's business. SABI, Victorinox's largest customer, has been distributing Victorinox's products since 1937. Distribution was on a non-exclusive basis for more than 45 years when, as a result of understandings reached on SABI's behalf by Mr. Louis Marx, Jr. and Mr. Stanley R. Rawn, Jr., both now SABI Directors, and Mr. Charles Elsener, Sr., Chief Executive Officer of Victorinox, SABI became Victorinox's exclusive United States distributor of Victorinox Original Swiss Army Knives under an agreement dated December 12, 1983 (as subsequently amended, the "U.S. Distribution Agreement"). In 1992 and 1993, Messrs. Marx and Rawn held extensive conversations principally in Switzerland, with Victorinox looking to expand the scope of SABI's exclusive territory. This resulted in SABI obtaining exclusive distributorship rights first in Canada, and then in Bermuda and the Caribbean areas.

          The U.S. Distribution Agreement, together with the Company's agreements with respect to the rights obtained in 1992 and 1993 (together, as amended, the "Victorinox Agreements"), provide:

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

            The U.S. Distribution Agreement was renewed in 1998 through December 12, 2003 and is subject to renewal at five year intervals at SABI's option unless, in any two consecutive years, purchases of Products by SABI fall below the average purchases for 1981 and 1982, which was 19,766,035 CHF ($11,816,000). SABI's distribution rights in Canada, which were renewed in 1999, and the Caribbean, which were renewed in 2000, were for initial terms of seven years subject to renewal for successive five-year periods. In the event that Victorinox elects not to renew SABI's Canada distribution rights, Victorinox will be required to pay SABI $3,500,000.

            During each calendar year, SABI must purchase from Victorinox at least 85% of the maximum quantities of each of Swiss Army Knives and cutlery (expressed in Swiss francs) purchased in any prior year. The only remedy of Victorinox for SABI's failure to achieve these goals would be the termination of SABI's U.S. distribution rights. In the years 1996 through 2001, Victorinox agreed to reduce the minimum purchase requirements and the Company met these requirements. The Company is currently in negotiations with Victorinox regarding the minimum purchase requirement for 2002.

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

            Pricing provisions assure that the prices paid by SABI for products shipped to the United States will be as low or lower than those charged to any other Victorinox customer. In addition, SABI is granted a 4% discount on purchases of pocketknives. For products shipped directly to Canada, the prices paid by SABI are Victorinox's regular export prices.

            SABI will not sell any new cutlery items without the agreement of Victorinox.

            SABI will have complete discretion as to advertising, packaging, pricing and other marketing matters.

          In consideration of the grant of the Canadian distribution rights in 1992, SABI issued to Victorinox 277,066 shares of common stock, par value $.10 per share ("Common Stock"). In consideration for the grant of the Caribbean distribution rights in 1993, the Victorinox watch distribution rights and the acquisition by SABI of Victorinox's 20% interest in a subsidiary of SABI, SABI issued to Victorinox a five-year warrant to purchase 1,000,000 shares of Common Stock at a discount from the market price on the date of exercise. Victorinox exercised the warrant in full in April 1994 at a price per share of $9.75, a discount of $4.25 per share from the then current market price of SABI Common Stock. All of the shares issued upon exercise of the warrant were subsequently sold to Brae Group, Inc. ("Brae"), which is controlled by Louis Marx, Jr., a Director of SABI, in exchange for shares of the common stock of that corporation.

          In addition, pursuant to agreements between the Company and Victorinox, Victorinox has granted the Company the right to utilize and sub-license the Victorinox trademarks and the famous Victorinox Crest to third parties with the development and marketing of Victorinox Travel Gear and Apparel.

Investments

          In 1994, SABI invested a total of $7,002,990, paid in cash and in shares of stock of a publicly traded corporation, to acquire Series A Preferred Stock of Forschner Enterprises, Inc., a privately held corporation which was merged into Victory Capital LLC. In 1996, Victory Capital LLC changed its name to Hudson River Capital LLC ("Hudson River"). In 1996, SABI invested $2,000,209 to acquire Series B Preferred Units of Hudson River. In 2000, Hudson River changed its name to Highgate Capital LLC ("Highgate"). SABI's interest in Highgate currently represents, in the aggregate, approximately 9.6% of the equity of Highgate. Highgate is a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments.

          In 1996, Highgate distributed pro-rata to its members all of its interest in Victory Ventures LLC ("Victory Ventures"), a private equity firm specializing in small market venture capital investments. SABI received in the distribution, and continues to hold, Series A Preferred Units of Victory Ventures, currently representing approximately 1.2% of the equity of Victory Ventures.

          In 2001, Victory Ventures distributed pro-rata to its members all of its interest in East River Ventures I, LP ("East River I"), a private equity firm specializing in small market venture capital investments. SABI received in the distribution a 1.2% ownership interest in East River I.

          Brae Capital Corporation ("Brae Capital"), a wholly-owned subsidiary of Brae, currently owns 490,000 of Highgate's common units and 2,279,763 of Highgate's Series B Preferred Units (currently representing, in the aggregate, approximately 29.9% of Highgate's outstanding equity). Mr. Marx is the owner of 250 management units issued by ShipXact.com Holdings LLC, a shareholder of ShipXact.com, Inc., Highgate's most significant investment. These units entitle Mr. Marx to certain profit participation in ShipXact.com, Inc.

          Brae Capital also currently owns 7,407,035 of Victory Ventures' Series A Preferred Units (currently representing approximately 11.0% of Victory Ventures' outstanding equity). In addition, Brae Capital is the owner of approximately 23.3% of Victory Partners, LLC, which in turn, owns approximately 2.3% of East River I.

          Also, Mr. Marx is a director and chairman of a private company that owns 6,841,785 Series A Preferred Units of Victory Ventures (representing approximately 10.2% of Victory Ventures outstanding equity), and 193,652.6 Series B Preferred Units of Highgate (representing approximately 2.1% of Highgate's outstanding equity). Mr. Marx does not own any units of Victory Ventures or Highgate directly. Mr. Marx owns 33.3% of ERV Partners LLC which is the general partner of East River I.

          Mr. Marx, a Director of SABI, is a Co-Chairman of the Board, a director and an indirect equity holder of each of Highgate and Victory Ventures, and a consultant to Victory Ventures. Mr. Clarke H. Bailey, a Director of SABI, is a Co-Chairman of the Board, a Director and an equityholder of Highgate . Mr. Stanley R. Rawn, Jr., Senior Managing Director and a Director of SABI, and Mr. Herbert M. Friedman, Vice President and General Counsel and Director of SABI, also serve as directors and are equityholders of each of Highgate and Victory Ventures. Mr. Robert S. Prather, Jr. and Mr. John V. Tunney, directors of SABI, also serve as directors of Victory Ventures.

Item 2.Properties.

          The executive and administrative offices of SABI occupy approximately 39,900 square feet of leased space in an office building located in Shelton, Connecticut. The lease on this space was renewed in 2001 and the term of the lease expires in December 2006, subject to renewal options. The facility for warehousing, distribution, imprinting and assembly of SABI is located in Shelton, Connecticut in approximately 85,000 square feet of leased space. The lease was renewed in 2001 and the term on this space expires in December 2006, subject to renewal options.

          SABI also leases approximately 13,000 square feet in a building in Toronto, Canada that it uses for office space and warehousing of products. The lease commenced in December 1992 and has been extended until December 2002. The Company is currently exploring its options regarding its facility needs for its Canadian location. Also, the Company leases 40,000 square feet for a building in Jacksonville, Alabama that Bear Cutlery, Inc. uses as its office, manufacturing and distribution facility. This lease expires in April 2009. In addition, Xantia owns a building in Bienne, Switzerland , which was constructed in 1997. The building is 1,500 square meters and is used as the office, warehouse and manufacturing facility for Xantia. In July 2001, the Company entered into a ten year lease for approximately 3,500 square feet of retail space in the SoHo section of New York City.

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

Item 4.Submission of Matters to a Vote of Security Holders.

          Not Applicable.

PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters.

            Market Information.

            Shares of SABI's Common Stock trades on The Nasdaq Stock Market® under the symbol "SABI". The high and low closing sales prices for shares of Common Stock, which is the only class of capital stock of SABI outstanding, as reported by Nasdaq since the first quarter of 2000 were as follows:

	2000		2001
	High	Low	High	Low
First Quarter	$8 5/16	$4 7/8	$6 5/8	$5 3/4
Second Quarter	6 7/8	5	7	6 3/32
Third Quarter	6	4 1/8	8 1/32	6
Fourth Quarter	6 7/16	5 3/16	6 15/16	6 5/32

            The public market for Common Stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices that might be obtained in transactions involving substantial numbers of shares.

            Holders.

            On March 19, 2002, shares of Common Stock were held of record by 261 persons, including several holders who are nominees for an undetermined number of beneficial owners.

            Dividends.

          The Company has not paid a cash dividend since its inception, and its present policy is to retain earnings for use in its business. Payment of dividends is dependent upon the earnings and financial condition of SABI and other factors that its Board of Directors may deem appropriate. Under SABI's revolving credit agreement, which expires on June 30, 2003, SABI agreed not to declare or pay any dividends unless immediately following such payment SABI is in compliance with the financial covenants set forth in the revolving credit agreement.

Item 6. Selected Financial Data

          The following selected financial data for the five years ended December 31, 2001 was derived from the consolidated financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, related notes and other financial information included herein.

(In thousands, except per share amounts)	Year Ended December 31,
Operating Data:	2001	2000	1999	1998	1997(1)
Net revenues	$114,629	$132,022	$129,546	$127,851	$118,744
Gross profit	46,314	50,706	50,940	49,982	42,724
Selling, general and administrative expenses	50,054	47,467	46,305	49,005	49,639
Operating income (loss)	(3,740)	3,239	4,635	977	(6,915)
Investment gain (loss), net	1,477	1,508	(2,280)	1,651	398
Other income (expense), net	(973)	(1,204)	(704)	55	116
Income (loss) before income taxes	(3,236)	3,543	1,651	2,683	(6,401)
Income tax provision (benefit)	(344)	1,579	1,531	1,220	(2,376)
Minority interest	260	(49)	-	-	-
Net income (loss)	($ 3,152)	$ 2,013	$ 120	$ 1,463	($4,025)
Income (loss) per share:
Basic	($0.39)	$ 0.25	$ 0.02	$ 0.18	($0.49)
Diluted	($0.39)	$ 0.25	$ 0.01	$ 0.18	($0.49)
Weighted avg. number of shares outstanding:
Basic	8,139	7,973	7,862	8,138	8,209
Diluted	8,139	8,187	8,021	8,236	8,209
Balance Sheet Data ( at year-end)
Current assets	$ 73,109	$ 78,612	$ 70,540	$ 70,383	$64,144
Total assets	114,134	124,449	107,604	100,404	94,051
Current liabilities	24,647	21,002	19,169	25,210	18,343
Long-term debt	6,408	16,038	11,362	-	-
Stockholders' equity	75,760	80,684	76,380	74,598	75,708
Cash dividends per common share	$ -	$ -	$ -	$ -	$ -

          (1) The financial results for 1997 include a $1.3 million write-off of discontinued inventory (included in cost of sales) and $0.8 million of restructuring costs (included in selling, general and administrative expenses).

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has identified the following policies and estimates as critical to business operations and the understanding of results of operations. Note that the preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company recognizes revenue upon shipment of product. Net sales are comprised of gross revenues less returns, trade discounts and customer allowances. Revenues from licensing agreements are recognized when earned.

The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in December 1999. The Company adopted SAB No. 101, as amended, in the fourth quarter of 2000. SAB No. 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Sales Returns and Allowances and Allowance for Doubtful Accounts

Management makes estimates of potential future product returns related to current period product revenues. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the uncollectibility of the Company's accounts receivable. Management specifically analyzes accounts receivable, historical bad debt experience, customer concentrations, customer creditworthiness, current trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Valuation of Long-Lived and Intangible Assets and Goodwill

The Company assesses the impairment of long-lived assets, identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment include the following: (1) significant under performance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

If the Company determines that the carrying value of long-lived assets and intangibles and related goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Long-lived assets, net intangible assets and goodwill amounted to $18.4 million as of December 31, 2001.

On January 1, 2002, Statement of Financial Accounting Standards("SFAS") No.142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company will cease to amortize goodwill. The Company recorded $534,000 of amortization of goodwill during 2001 and would have recorded approximately the same amount of amortization during 2002. In lieu of amortization, the Company is required to complete an initial impairment assessment of goodwill by no later than six months after the adoption of SFAS No. 142 and perform an annual impairment review thereafter. The Company expects to complete the initial impairment assessment of goodwill before the end of the second quarter of 2002. The Company believes that a significant impairment will exist as determined under SFAS No. 142 related to the goodwill of Bear Cutlery, Inc. ("Bear"). As of December 31, 2001, the net goodwill of Bear was approximately $7.3 million.

In 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company expects that the adoption of SFAS No. 144 will not have a material adverse impact on the results of operations or financial condition of the Company.

Accounting for Income Taxes

As part of the process of preparing consolidated financial statements the Company is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the Company actual current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that the Company believes that recovery is not likely, the Company must establish a valuation allowance. If the Company establishes a valuation allowance or increase this allowance during any period, the Company must include this amount as an expense within the tax provision on the consolidated statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred assets. We have recorded a valuation allowance of $144,000 as certain deferred tax assets may not be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish a valuation allowance, which could materially impact the Company's results of operation or financial condition.

RISKS AND UNCERTAINTIES

          The Company believes that revenues and net income were impacted negatively in 2001 by the economic downturn and by the terrorist attacks of September 11, 2001 and their aftermath. The majority of the Company's products and many of the products of the Company's licensees are purchased by their ultimate consumers or by corporations from discretionary resources, making sales by the Company, including sales at the Company's new flagship store in the SoHo neighborhood of New York City, and sales by its licensees vulnerable to negative economic indicators. The Company believes that these adverse conditions have accounted for a significant portion of the decreased revenues for 2001, particularly in the Company's corporate markets business. In addition, the Company believes that restrictions on the carrying of knives on airliners and similar restrictions have negatively affected sales of the Company's knife and tool products and that such negative effects are likely to continue. These factors may also make it difficult for the Company to replace sales lost by Bear resulting from a decrease in purchases from a single customer. The Company is unable to determine the extent to which these events and trends were responsible for reduced sales in 2001 but believes that such a connection exists. The Company can not determine how long these negative trends will continue or quantify their possible future effects.

Results of Operations

          The following table shows, as a percentage of net revenues, the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001:

	Year Ended December 31,
	2001	2000	1999
Net revenues	100.0%	100.0%	100.0%
Cost of sales	59.6	61.6	60.7
Gross profit	40.4	38.4	39.3
Selling, general and administrative expenses	43.7	36.0	35.7
Operating income (loss)	(3.3)	2.4	3.6
Interest income (expense), net	(0.8)	(0.8)	(0.5)
Investment gain (loss) , net	1.3	1.1	(1.8)
Other income, net	-	-	-
Income (loss) before income taxes	(2.8)	2.7	1.3
Income tax provision (benefit)	(0.3)	1.2	1.2
Minority interest	0.2	-	-
Net income (loss)	(2.7%)	1.5%	0.1%

Comparison of the Years Ended December 31, 2001 and December 31, 2000

          Net revenues consist of the following:

	2001	2000
	(in thousands)
Product sales, net	$112,024	$130,483
Royalty income	2,605	1,539
	$114,629	$132,022

          Product sales for the year ended December 31, 2001 were $112.0 million compared with $130.5 million for the same period in 2000, representing a decrease of $18.5 million or 14.1%. The sales decrease was due to a 23% decrease in sales of Victorinox® Original Swiss Army™ Knives, SwissCards and SwissTools, due in part to a decrease in sales in the Corporate Markets business due to a decline in general economic conditions, a sales decrease related to Bear where sales to one customer declined significantly, an 8% decrease in sales of professional cutlery and a 6% decrease in sales of watches, offset in part by an increase in sales related to Xantia in which the Company acquired a controlling interest in July 2000. Royalty income relates primarily to the licensing program of Victorinox® Travel Gear, which was introduced in the fourth quarter of 1999 and the licensing of Victorinox® Apparel, which was introduced in the third quarter of 2001.

          Gross profit for the year ended December 31, 2001 was $46.3 million, 8.7% lower than in 2000. The decrease in gross profit was primarily due to a significant decrease in product sales offset in part by the increase in the value of the U.S. dollar versus the Swiss franc, and an increase in royalty income, which has a higher gross margin than product sales. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports the majority of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross profit, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current estimated Swiss franc requirements, the Company believes it is hedged through the fourth quarter of 2002. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

          Selling, general and administrative expenses for the year ended December 31, 2001 were $50.1 million, $2.6 million or 5.5% higher than in 2000. The expense increase resulted primarily from a full year of expenses related to Xantia, $0.6 million in severance costs, an increase in expenses related to the Company's international operations and expenses of $0.6 million related to the Company's retail store which opened in New York City in October 2001. As a percentage of net sales, selling, general and administrative expenses increased to 43.7% in 2001 from 36.0% in 2000.

          As a result of the above, the Company reported an operating loss of $3,740,000 for the year ended December 31, 2001 compared to operating income of $3,239,000 in 2000.

          Interest expense of $1,019,000 for the year ended December 31, 2001 was $255,000 lower than interest expense in 2000, due to reduced debt and lower interest rates.

          Interest income of $46,000 for the year ended December 31, 2001 was $3,000 higher than interest income in 2000.

          Investment gain (loss), net for the year ended December 31, 2001 was income of $1,477,000 compared to income of $1,508,000 for the year ended December 31, 2000. The gain in 2001 was due to a $2.1 million gain from the sale of the John Hancock Financial Services., Inc. ("John Hancock") common stock offset in part by a $630,000 write-down of the Company's investment in Highgate Capital, LLC ("Highgate"), due to the other than temporary impairment in the value of the investment. The gain in 2000 was due to a $1,716,000 gain from the common stock received related to the demutualization of John Hancock offset in part by a $208,000 write-down of the Company's common stock investment in Chaparral Resources, Inc. due to the other than temporary impairment in the value of the investment.

          As a result of the above, income (loss) before income taxes was a loss of $3,236,000 for the year ended December 31, 2001 compared to income of $3,543,000 in 2000.

          Income taxes were provided at an effective rate of 10.6% for the year ended December 31, 2001 compared to 44.6% for the year ended December 31, 2000. The difference between the effective rate and the statutory rate was due to state and foreign income tax expense.

          Minority interest related to Xantia and Victorinox Swiss Army Watch S.A. was an expense of $260,000 for the year ended December 31, 2001 compared to income of $49,000 in 2000.

          As a result of the above, the net income (loss) for the year ended December 31, 2001 was a loss of $3,152,000 ($0.39 per share-basic and diluted) compared to income of $2,013,000 ($0.25 per share-basic and diluted) in 2000.

Comparison of the Years Ended December 31, 2000 and December 31, 1999

          Net revenues consist of the following:

	2000	1999
	(in thousands)
Product sales, net	$130,483	$129,452
Royalty income	1,539	94
	$132,022	$129,546

          Product sales for the year ended December 31, 2000 were $130.5 million compared with $129.5 million for the same period in 1999, representing an increase of $1.0 million or 0.8%. The sales increase was primarily due to an increase in sales of Victorinox® Original Swiss Army™ Knives and Victorinox® SwissCards™ and sales related to Xantia in which the Company acquired a controlling interest in July 2000, offset in part by a decrease in sales of Swiss Army Brand® Watches. Royalty income relates to the licensing program of Victorinox® Travel Gear, which was introduced in the fourth quarter of 1999.

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

          As a result of the above, the Company reported operating income of $3,239,000 for the year ended December 31, 2000 compared to $4,635,000 in 1999.

          Interest expense of $1,274,000 for the year ended December 31, 2000 was $526,000 greater than interest expense in 1999, due to the debt issued in connection with the acquisitions of Bear in April 1999 and Xantia in July 2000.

          Interest income of $43,000 for the year ended December 31, 2000 was $1,000 less than interest income in 1999.

          Investment gain (loss), net for the year ended December 31, 2000 was income of $1,508,000 compared to a loss of $2,280,000 for the year ended December 31, 1999. The gain in 2000 was due to a $1,716,000 gain from the common stock received related to the demutualization of John Hancock offset in part by a $208,000 write-down of the Company's common stock investment in Chaparral Resources, Inc. due to the other than temporary impairment in the value of the investment. The loss in 1999 consisted of a $2.7 million non-cash write-down of the Company's investment in Highgate due to the other than temporary impairment in the value of the investment, offset in part by a $420,000 gain related to the sale of the Company's investment in Iron Mountain, Inc.

          As a result of the above, income before income taxes was $3,543,000 for the year ended December 31, 2000 compared to $1,651,000 in 1999.

          Income taxes were provided at an effective rate of 44.6% for the year ended December 31, 2000 compared to 92.7% for the year ended December 31, 1999. The change in the effective rate was the result of the Company taking limited tax benefits in 1999 on the capital loss write-down of the Highgate Capital LLC investment.

          As a result of the above, the net income for the year ended December 31, 2000 was $2,013,000 ($0.25 per share-basic and diluted) compared to $120,000 ($0.02 per share-basic, $0.01 per share-diluted) in 1999.

Liquidity and Capital Resources

          The table below presents summary cash flow information for the years indicated (in thousands):

	2001	2000
Net cash provided by operating activities	$7,483	$4,034
Net cash provided by (used in) investing activities	106	(5,789)
Net cash provided by (used in) financing activities	(9,813)	5,212
Total change in cash and cash equivalents(a)	($2,224)	$3,457

          (a) Before exchange rate effects

Operating Activites

          Cash provided by operating activities is the Company's primary source of funds to finance operating needs. The Company's revolving credit agreement provides additional liquidity for seasonal and specific purpose expenditures. The Company believes that cash generated from operations and the availability under its revolving credit agreement provide sufficient liquidity to support its planned business activities.

          As of December 31, 2001, the Company had working capital of $48.5 million compared with $57.6 million as of December 31, 2000, a decrease of $9.1 million. Working capital principally decreased due to the repayment of debt. Significant sources of working capital included $3.8 million from the sale of the Company's investment in John Hancock. Significant uses of working capital consisted of additions to other assets of $1.7 million and capital expenditures of $2.0 million. The Company currently has no material commitments for capital expenditures.

          Cash provided from operating activities was approximately $7.5 million in the year ended December 31, 2001 compared to $4.0 million in the year ended December 31, 2000. The change primarily resulted from a significantly larger decrease in accounts receivable in 2001 compared to 2000, a decrease in inventory in 2001 compared to an increase in 2000, a decrease in prepaid and other assets in 2001 compared to an increase in 2000, an increase in accrued liabilities in 2001 compared to a decrease in 2000, offset in part by a significantly smaller decrease in accounts payable in 2001 compared to 2000 and a net loss in 2001 as compared to net income in 2000.

Investing Activities

          Investing activities during 2001 consisted of the proceeds of approximately $3.8 million from the sale of the Company's investment in John Hancock, capital expenditures of $2.0 million and additions to other assets of $1.7 million.

          Investing activities during 2000 consisted of the acquisition of Xantia, capital expenditures of 1.4 million and additions to other assets of $2.6 million.

          The Company anticipates that its capital expenditures and additions to other assets during 2002 will be similar to the amounts spent in 2001.

Financing Activities

          During 2001 and 2000, the Company's principal financing activities consisted of the borrowing and repayment of bank debt and debt owed to the former owners of Xantia.

          The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreement. As of December 31, 2001, the Company had a $16.0 million credit line, of which $1,060,000 was outstanding and $14,940,000 was available for borrowing. Also, the Company has approximately $6,612,000 of outstanding term loans and debt related to the acquisitions of Bear and Xantia. The line of credit expires in June 2003. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the next twelve months. The Company's credit facility includes various financial covenants, including maintenance of a leverage coverage ratio and interest coverage ratio based on operating results for the previous four quarters. The Company was not in compliance with its bank covenants at December 31, 2001. The bank has waived the existing non-compliance. For the year ending December 31, 2002, the bank has amended certain covenants to levels the Company believes it can attain. However, as compliance depends upon sales, flexibility in obtaining extended payment terms from its largest supplier, Victorinox, general economic conditions and other factors not in the Company's control, no assurance can be given to such attainment.

Material Obligations and Commitments

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Bank debt	$4,429	$875	$3,554	$–	$–
Other debt	3,243	389	1,465	1,389	–
Operating leases	16,417	2,095	6,583	3,414	4,325
Split dollar life insurance	12,487	1,076	3,118	1,668	6,625
Total	$36,576	$4,435	$14,720	$6,471	$10,950

Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), as amended in June 2000 by SFAS No. 138 ("SFAS 138"), "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value, resulting in an offsetting adjustment to income or other comprehensive income, depending on effectiveness of the hedge. SFAS 133, as amended by SFAS 138, was effective for the Company beginning January 1, 2001. The Company adopted this statement effective January 1, 2001. Based upon the estimated fair value of the Company's derivative instruments, at January 1, 2001 derivative liabilities of approximately $415,000, net tax, were recognized in the balance sheet with an offsetting amount in other comprehensive income (loss).

          The FASB Emerging Issues Task Force recently reached a consensus on topics relating to the classification of various types of sales incentives and promotional expenses. The Company will adopt the new accounting requirements effective January 1, 2002. The impact of the new accounting will result in the reclassification of certain sales incentives and promotional expenses from selling general and administrative expenses to either a reduction of net revenues or an increase of cost of sales, but will have no impact on the Company's financial position or net income. Based on historical information, annual net revenues as currently reported for 2001 and 2000 will be reduced by approximately 1% with a corresponding reduction in selling, general and administrative expenses. The impact on annual cost of sales as reported is not material. In 2002, the consolidated financial statements and all comparative periods will be reclassified to conform to the new requirements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

          The Company is exposed to significant market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred in accumulated other comprehensive income (loss) and recognized in cost of sales when the related inventory is sold. At December 31, 2001, the Company entered into foreign currency contracts and options to purchase approximately 65.7 million Swiss francs in 2002 at a weighed average rate of $1.698 Swiss franc/dollar. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At December 31, 2001, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition. See Notes to Consolidated Financial Statements for further discussion of the Company's accounting policies and other information related to it foreign exchange instruments.

Interest Rate Risk

          The Company has entered into interest rate protection agreements to manage its exposure to fluctuations in earnings related to changes in interest rates on its variable rate debt. At December 31, 2001, a 50 basis point increase or decrease in market interest rates, principally LIBOR, would not materially increase or decrease interest expense or cash flows.

Item 8.Financial Statements and Supplementary Data

          The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Incorporated herein by reference to the information under the heading "Election of Directors" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 2002.

Item 11. Executive Compensation

          Incorporated herein by reference to the information under the headings "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Management Compensation", "Option Grants in Last Fiscal Year", "Option Exercises and Year-End Value Table" and "Compensation Committee Report on Executive Compensation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 2002.

Item 13. Certain Relationships and Related Transactions

          Incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 2002.

PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report:

Page(s)
(1) Financial Statements:
	Report of Independent Public Accountants	F-1
	Consolidated Balance Sheets - December 31, 2001 and 2000	F-2 to F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	F-4
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F-6
	Notes to Consolidated Financial Statements	F-7 to F-23
(2) Schedule:
	Schedule II -- Valuation and Qualifying Accounts for the Years Ended. December 31, 2001, 2000 and 1999	F-24

          All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Swiss Army Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Swiss Army Brands, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swiss Army Brands, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for financial instruments.

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
March 28, 2002

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$ 2,639	$ 5,002
Accounts receivable, less allowance for doubtful accounts of $1,310, and $1,260, respectively	29,172	34,173
Inventories	34,758	33,461
Deferred income taxes	1,768	1,887
Prepaid and other	4,772	4,089
Total current assets	73,109	78,612
Deferred income taxes	896	675
Property, plant and equipment, net	7,153	7,506
Investments	3,834	8,274
Intangible assets, net	11,246	12,595
Other assets, net	17,896	16,787
Total Assets	$114,134	$124,449

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2001	2000
Current liabilities:
Current portion of long-term debt	$ 1,264	$ 1,493
Accounts payable	14,034	11,057
Accrued liabilities	9,349	8,452
Total current liabilities	24,647	21,002
Long-term liabilities:
Long-term debt	6,408	16,038
Other	675	675
Total Liabilities	31,730	37,715
Minority interest	6,644	6,050
Commitments and contingencies(Note 16)
Stockholders' equity: Preferred stock, par value $.10 per share: shares authorized – 2,000,000; no shares issued	–	–
Common stock, par value $.10 per share: shares authorized– 18,000,000; shares issued – 9,076,442 and 8,866,218, respectively	908	897
Additional paid-in capital	48,988	49,005
Accumulated other comprehensive income (loss)	(550)	1,234
Retained earnings	34,437	37,589
	83,783	88,725
Less: Treasury stock: 908,743 and 1,014,108 shares, respectively	(8,023)	(8,003)
Deferred compensation	-	(38)
Total stockholders' equity	75,760	80,684
Total Liabilities and Stockholders' Equity	$114,134	$124,449

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Year Ended December 31,
	2001	2000	1999
Net revenues	$114,629	$132,022	$129,546
Cost of sales	68,315	81,316	78,606
Gross profit	46,314	50,706	50,940
Selling, general and administrative expenses	50,054	47,467	46,305
Operating income (loss)	(3,740)	3,239	4,635
Interest expense	(1,019)	(1,274)	(748)
Interest income	46	43	44
Investment gain (loss), net	1,477	1,508	(2,280)
Other income, net	-	27	-
Total interest and other income (expense), net	504	304	(2,984)
Income (loss) before income taxes	(3,236)	3,543	1,651
Income tax provision (benefit)	(344)	1,579	1,531
Minority interest	260	(49)	-
Net income (loss)	($3,152)	$2,013	$120
Earnings (loss) per share:
Basic	($0.39)	$0.25	$0.02
Diluted	($0.39)	$0.25	$0.01
Weighted average number of shares outstanding:
Basic	8,139	7,973	7,862
Diluted	8,139	8,187	8,021

          The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands, except share data)

	Common Stock Par Value $.10 Shares Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)
BALANCE December 31, 1998	8,858,218	$885	$46,472	$177	$35,456	($8,194)
Comprehensive Income:
  Net Income
  Foreign currency
      translation adjustment
  Unrealized gain in
     marketable securities
Comprehensive Loss
Acquisition of Bear MGC Cutlery, Inc.
Stock options exercised
Cancellation of stock grant
Repurchase of common stock	– – – – 10,000 (2,000) –	– – – – 1 – –	– – – 2,630 53 (18) –	– 233 (811) – – – –	120 – – – – – –	– – – – – – (517)	$120 233 (811) ($458)
BALANCE
December 31, 1999	8,866,218	$886	$49,137	($401)	$35,576	($8,711)
Comprehensive Income:
  Net Income
  Foreign currency
      translation adjustment
  Unrealized gain in
      marketable securities
Comprehensive Income
Issuance of common stock
Cancellation of stock grant
Acquisition of Xantia, S.A.	– – – 106,112 (1,250) –	– – – 11 – –	– – – (11) (11) (110)	– (655) 2,290 – – –	2,013 – – – – –	– – – – – 708	$2,013 (655) 2,290 $3,648
BALANCE
December 31, 2000	8,971,080	$897	$ 49,005	$1,234	$37,589	($8,003)
Comprehensive Loss:
  Net loss
   Cumulative effect
      transition adjustment for
       derivatives, net of tax
  Foreign currency
      translation adjustment
   Unrealized gain in
      marketable securities
  Fair value adjustment
       for derivatives, net of tax
Comprehensive Loss
Cancellation of stock grant
Issuance of common stock
Repurchase of
common stock	– – – – – (750) 106,112 –	– – – – – – 11 –	– – – – – (6) (11) –	– (415) (245) (2,082) 958 – – –	(3,152) – – – – – – –	– – – – – – – (20)	($3,152) (415) (245) (2,082) 958 ($4,936)
BALANCE
December 31, 2001	9,076,442	$908	$48,988	($550)	$34,437	($8,023)

          The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
     Net income (loss)
   Adjustments to reconcile net income (loss) to cash
     provided from operating activities:
        Minority interest
        Depreciation and amortization
        Stock compensation expense
        Deferred income taxes
Investment (gain) loss, net	($3,152) 260 3,964 32 (451) (1,477)	$2,013 (49) 3,504 58 543 (1,508)	$ 120 – 3,230 73 (435) 2,280
	(824)	4,561	5,268
Changes in other current assets and liabilities: Accounts receivable Inventories Prepaid and other Accounts payable Accrued liabilities	6,962 96 68 87 1,094	1,625 (727) (630) 1,366 (2,161)	(1,206) 383 3,652 (5,030) 1,872
Net cash provided from operating activities	7,483	4,034	4,939
Cash flows from investing activities:
     Acquisition of Bear MGC Cutlery, Inc., net of cash acquired
    Acquisition of Xantia, S.A., net of cash acquired
    Capital expenditures
    Additions to other assets
     Proceeds from sale of investments
Net cash used in investing activities	– – (2,010) (1,716) 3,832 106	– (1,751) (1,433) (2,605) – (5,789)	(7,982) – (1,698) (3,776) 1,972 (11,484)
Cash flows from financing activities:
     Borrowings under bank agreements
    Repayments under debt agreements
     Repurchase of common stock
    Proceeds from exercise of stock options and warrants
Net cash provided from (used in) financing activities	47,941 (57,734) (20) – (9,813)	58,103 (52,891) – – 5,212	59,440 (52,343) (517) 54 6,634
Effect of exchange rate changes on cash Net increase (decrease) in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	(139) (2,363) 5,002 $2,639	243 3,700 1,302 $5,002	(96) (7) 1,309 $1,302
Cash paid during the period: Interest Income taxes	$840 $890	$1,109 $1,961	$766 $618

          The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NATURE OF BUSINESS

  Swiss Army Brands, Inc. ("Swiss Army" or the "Company") is the exclusive distributor in the United States, Canada (with one minor exception for cutlery) and the Caribbean of the Victorinox® Original Swiss Army™ Knife, Victorinox® SwissTool™, Victorinox® SwissCard™ and Victorinox Cutlery. Swiss Army also markets its own line of Swiss Army® Brand Watches, Swiss Army® Brand Sunglasses and Swiss Army® Brand Writing Instruments under its Swiss Army Brand in North America and the Victorinox Swiss Army brand outside North America. In addition, the Company manufactures and distributes Bear MGC™ knives and multi-tools. Swiss Army has only one business segment - the importation, manufacture and distribution of consumer products, including watches, pocketknives, cutlery, multi-tools and sunglasses. No customer accounted for greater than 10% of net sales in any of the three years ended December 31, 2001.

  In December 2000, Victorinox A.G., a Swiss Corporation and a principal supplier to and long-time stockholder of the Company ("Victorinox"), and its affiliates purchased sufficient shares of the Company's common stock in private and open market transactions to acquire majority control of the Company. At December 31, 2001, Victorinox owned approximately 69% of the outstanding common stock of the Company.

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

      Use of estimates

  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  The vast majority of the Company's products are imported from Switzerland and are paid for in Swiss francs. Increases in the value of the Swiss franc versus the dollar may effectively increase the cost of these products to the Company. The increase in the cost of products to the Company may result in either higher prices charged to customers or reductions in gross margin, both of which may have an adverse effect on the Company's results of operations. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. Gains and losses on these contracts are deferred in accumulated other comprehensive income (loss) and recognized in cost of sales when the related inventory is sold. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company of any increase in the dollar relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain as to the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended in June 2000 by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value, resulting in an offsetting adjustment to income or other comprehensive income, depending on effectiveness of the hedge. SFAS 133, as amended by SFAS 138, was effective for the Company beginning January 1, 2001. The Company adopted this statement effective January 1, 2001. Based upon the estimated fair value of the Company's derivative instruments, at January 1, 2001 derivative liabilities of approximately $415,000, net of tax, were recognized in the balance sheet with an offsetting amount in other comprehensive income (loss).

  The Company is exposed to foreign currency risks relating to purchases of inventories as part of its ongoing business operations and uses derivative financial instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At the inception of the contract, the Company has designated its use of derivatives for foreign currency forecasted transactions as cash flow hedges. The Company hedges its exposure to variability in future cash flows for forecasted transactions up to a maximum of 24 months. At such time that inventory is received, the position is re-designated from a cash flow hedge to a fair value hedge. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income to the extent that hedges are effective until the underlying transactions are recognized in earnings. Gains and losses from fair value hedges are included in earnings. It is expected that approximately $543,000 (net of tax) of unrealized gains included in other comprehensive income at December 31, 2001, will be reclassified into earnings in the next twelve months. Gains and losses related to the ineffective portion of hedging instruments, which are included in net income, and gains and losses from fair value hedges were insignificant.

      Cash and cash equivalents

  Cash and cash equivalents consist of all highly liquid investments with original maturities of three months or less. Investments with maturities between three and twelve months are considered short-term investments.

      Inventories

  Domestic inventories are valued at the lower of cost determined by the last-in, first-out (LIFO) method or market. Had the first-in, first-out (FIFO) method been used to value domestic inventories as of December 31, 2001 and 2000, the amount at which inventories are stated would have been $4,758,000 and $4,246,000 greater, respectively. Foreign inventories are valued at the lower of cost or market determined by the FIFO method. Inventories primarily consist of finished goods and packaging materials.

      Property, plant and equipment

  Property, plant and equipment are stated at cost. Major improvements that add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Property, plant and equipment are comprised of the following:

	December 31,
	2001	2000
Leasehold improvements	$1,453	$1,158
Building and building improvements	2,232	2,282
Equipment	9,141	9,966
Furniture and fixtures	2,210	1,635
	15,036	15,041
Accumulated depreciation	(7,883)	(7,535)
	$7,153	$7,506

  Depreciation is computed principally by use of the straight-line method based on the following estimated useful lives:

Years
Equipment	3 to 10
Building and building improvements	40
Furniture and fixtures	3 to 10

  The provision for amortization of leasehold improvements is provided on a straight-line basis over the estimated useful lives of the assets or terms of the leases, whichever is shorter. For the years ended December 31, 2001, 2000, and 1999, depreciation expense of property, plant and equipment was approximately $2,310,000, $1,710,000, and $1,594,000, respectively.

      Long-lived assets

  The Company follows Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company continually reviews the recoverability of the carrying value of these assets using the provisions of SFAS No. 121. Based upon the Company's review of its long-lived assets, no impairment exists at December 31, 2001.

  On January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company will cease to amortize goodwill. The Company recorded $534,000 of amortization on goodwill during 2001 and would have recorded approximately the same amount of amortization during 2002. In lieu of amortization, the Company is required to complete an initial impairment assessment of goodwill no later than six months after the adoption of SFAS No. 142 and perform an annual impairment review thereafter. The Company expects to complete the initial impairment assessment of goodwill before the end of the second quarter of 2002. The Company believes that a significant impairment as determined by SFAS No. 142 will exist related to the goodwill of Bear Cutlery, Inc. As of December 31, 2001, the net goodwill of Bear Cutlery, Inc. was approximately $7.3 million.

  In 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company expects that the adoption of SFAS No. 144 will not have a material adverse impact on the results of operations or financial condition of the Company.

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

      Earnings per share

  Basic earnings per share is computed by dividing net income (loss) by the number of weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Common share equivalents are calculated using the treasury stock method.

      Stock-based compensation

  The Company accounts for stock options and warrants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", are included in Note 15.

      Income taxes

  The provision for income taxes, as determined using the liability method, includes deferred taxes resulting from temporary differences in income for financial and tax purposes. Such temporary differences primarily result from differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

      Recent Accounting Pronouncement

  The FASB Emerging Issues Task Force recently reached a consensus on topics relating to the classification of various types of sales incentives and promotional expenses. The Company will adopt the new accounting requirements effective January 1, 2002. The impact of the new accounting will result in the reclassification of certain revenues incentives and promotional expenses from selling general and administrative expenses to either a reduction of net revenues or an increase of cost of sales, but will have no impact on the Company's financial position or net income. Based on historical information, annual net sales as reported for 2001 and 2000 will be reduced by approximately 1% with a corresponding reduction in selling, general and administrative expenses. The impact on annual cost of sales as currently reported is not material. In 2002, the consolidated financial statements and all comparative periods will be reclassified to conform to the new requirements.

      Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

            INTANGIBLE ASSETS

  Intangible assets are comprised of the following:

	December 31,
	2001	2000
	(in thousands)
Goodwill (A)	$9,432	$9,990
Foreign distribution rights (B)	869	1,538
Trademark rights (C)	945	1,067
	$11,246	$12,595

    Represents the goodwill related to the acquisition of Xantia, S.A. ("Xantia") and Bear MGC Cutlery, Inc. The goodwill is being amortized on a straight-line basis over 20 years. See Notes 2 and 4 for further discussion.

    Represents foreign distribution rights with Victorinox. The foreign distribution rights are being amortized on a straight-line basis over 10 years. See Note 6 for further discussion.

    On August 17, 1999, the Company purchased all the rights in and trademarks containing Swiss Martial Terms, as defined, from S.A.W. Company S.A. These trademark rights are being amortized as a straight-line basis over 10 years.

  For the years ended December 31, 2001, 2000, and 1999, amortization expense was $1,325,000, $1,265,000 and $916,000, respectively.

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

  Pursuant to the Agreement, at closing the Company paid 2,250,000 Swiss Francs ("CHF") ($1,345,500) and delivered 108,374 shares of the Company's common stock ("Common Stock"), such shares being valued at 1,000,000 CHF ($598,000). At the closing, Victorinox paid to the Sellers 3,250,000 CHF ($1,943,500). In addition, in accordance with the Agreement, in November 2000, the Company and Victorinox each paid an additional 500,000 CHF ($299,000) as an adjustment to the purchase price. Each of the Company and Victorinox also agreed to pay an additional 6,000,000 CHF ($3,670,200), in the years 2001 through 2008, plus interest.

  The purchase method of accounting was used to account for the acquisition. The aggregate purchase price has been allocated to the assets and liabilities of Xantia based on estimates of fair market value. The purchase price, including acquisition costs, amounts paid and owed by Victorinox and the issuance of the Common Stock has resulted in acquired goodwill of approximately $2.3 million, which is being amortized on a straight-line basis over 20 years. The following is a summary of the allocation (in thousands):

Cash	$3,724
Accounts receivable	2,015
Inventory	3,156
Other current assets	428
Plant and equipment	2,868
Goodwill	2,270
Accrued expenses and other liabilities	(2,557)
Total liabilities	$11,904

  On April 16, 1999, Swiss Army and Bear Cutlery, Inc. ("Bear"), a Delaware corporation and a wholly-owned subsidiary of Swiss Army (collectively, the "Buyer"), entered into an Asset Purchase Agreement (the "Bear Agreement") with Bear MGC Cutlery, Inc. ("Bear MGC") and the shareholders (the "Shareholders") of Bear MGC, pursuant to which the Buyer acquired substantially all of the assets and assumed certain of the liabilities of Bear MGC. In consideration for the acquisition of the assets, the Buyer paid Bear MGC $6,970,000 in cash and repaid debt of $298,000 upon execution of the Bear Agreement. In further consideration of the acquired assets, on each of April 16, 2000, 2001 and 2002, the Company shall transfer to Bear MGC 52,868 shares of Common Stock. In addition, pursuant to the Bear Agreement, in April 2000, Swiss Army paid $1.0 million in cash, and in April 2000 and 2001 issued $377,000 of Common Stock of Swiss Army, respectively, and will issue an additional $377,000 of Common Stock of Swiss Army in April 2002, because Bear attained certain earnings targets for the year ended December 31, 1999.

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

Cash	$16
Accounts receivable	1,175
Inventory	1,497
Other current assets	13
Plant and equipment	1,025
Goodwill	8,368
Accrued expenses and other liabilities	(466)
Total liabilities	$11,628

  The unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, respectively, had the acquisition of Xantia occurred on January 1, 2000 and 1999 of the respective periods and the acquisition of Bear occurred on January 1, 1999, are provided in the following table. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, increased interest on debt, additional issuance of Common Stock, and the related income tax effect. For purposes of computing income taxes, an effective tax rate of 40% was used. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such periods and is not intended to be indicative of future results.

	Year Ended December 31,
	2000	1999
	(Unaudited, in thousands except per share data)
Net revenues	$132,641	$132,953
Net income	2,445	629
Earnings per share–basic	0.31	0.08
Earnings per share– diluted	0.30	0.07

            INTERNATIONAL OPERATIONS

  On July 30, 2001, the Company and Victorinox announced an agreement on the formation of Victorinox Swiss Army Watch S.A. ("VSA"), a new watch company that will combine the watch businesses of the two companies outside the United States, Canada and the Caribbean in order to market and distribute a single unified brand of Victorinox/Swiss Army watches in international markets. Each of the Company and Victorinox have a 50% equity interest in VSA. The VSA agreement contains provisions that secure the ongoing control of VSA by the Company. Each of the Company and Victorinox agreed to contribute up to 1,000,000 CHF ($598,000) in cash and an an equal amount of its watch inventory outside the United States, Canada and Caribbean. Any difference in the value of the contributed inventory of Victorinox and the Company will be made up with an additional cash contribution.

  On November 1, 2001, VSA commenced operations. In 2001, each of the Company and Victorinox contributed 300,000 CHF ($186,000)of cash related to their 1,000,000 CHF ($598,000) commitment, and the Company contributed approximately 2,221,000 CHF ($1,328,000) in inventory and Victorinox contributed approximately 2,015,000 CHF ($1,205,000) in inventory. Due to the deficiency in the value of the inventory contributed by Victorinox, Victorinox paid to VSA 206,000 CHF ($124,000) in 2002. On November 1, 2002, the Company and Victorinox will determine whether any additional contributions must be made by either party based upon the gross margins, as defined, created by businesses contributed by each of Company and Victorinox.

            PRINCIPAL SUPPLIERS

  Swiss Army imports for resale all of its Swiss Army Knives, SwissTools, SwissCards and most of its other cutlery products from Victorinox. Effective December 12, 1998, Swiss Army renewed a five-year agreement with Victorinox, which appoints Swiss Army as exclusive distributor of Victorinox Original Swiss Army Knives, Victorinox SwissTools, Victorinox SwissCards and Victorinox Cutlery and which gives Swiss Army exclusive rights to use Victorinox trademarks and trade names in the United States with respect to those products. The agreement is subject to renewal at five year intervals at the Company's option and remains in effect as long as Swiss Army continues to purchase quantities of Swiss Army Knives and cutlery (based on the Swiss franc purchase price) at least equal to 85% of the maximum amount of purchases of each in any preceding year. In the years 1999 through 2001, Victorinox agreed to reduce the minimum purchase requirements and the Company met those purchase requirements. In the years ended December 31, 2001 and 2000, the Company purchased from Victorinox, knives and tools of approximately $23,940,000 and $29,300,000, respectively. On December 31, 2001 and 2000, the Company owed Victorinox approximately $5,930,000 and $3,720,000, respectively, related to the purchase of knives and tools. The Company is currently in negotiations with Victorinox regarding the 2002 minimum purchase requirement. Pursuant to this agreement, Swiss Army must obtain Victorinox's permission to sell new cutlery items. All of the Swiss Army Knives and certain of the cutlery items that Swiss Army sells in Canada and the Caribbean also are supplied by Victorinox.

                              Foreign distribution rights with Victorinox are comprised of the following:

	December 31,
	2001	2000
	(in thousands)
Canadian distribution rights (A)	$3,483	$3,483
Caribbean distribution rights (B)	3,261	3,261
	6,744	6,744
accumulated amortization	(5,875)	(5,206)
	$869	$1,538

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

  The Company imports virtually all of its pocketknives, multi-tools, cutlery, and watches, except for items manufactured by Bear. The Company's business is subject to certain risks related to its arrangements with its foreign suppliers, including possible restrictions on transfer of funds, the risk of imposition of quotas on the amount of products that may be imported into the United States (although no quota currently exists), maritime union strikes and political instability. The exclusive distributorship agreements with Victorinox provides for certain minimum annual purchases of products by the Company, and failure to achieve these goals would result in Victorinox having the right to terminate the agreements. Although the Company has a contractual right to receive minimum quantities of Swiss Army Knives from Victorinox, were this source of supply to fail for any reason, the Company probably would be unable to find an alternative source. Any termination or substantial disruption of the Company's relationships with Victorinox would have a material adverse effect on its operation and results. Virtually all of the Company's imported products are subject to United States custom duties.

            RELATED PARTY TRANSACTIONS

  Four of Swiss Army's directors serve as directors of Highgate Capital LLC ("Highgate"), including two who serve as Co-Chairmen. Five of Swiss Army's directors serve as directors of Victory Ventures LLC ("Victory Ventures") , including one who serves as Co-Chairmen. See Note 8 for further discussion.

  On May 1, 1998, the Company entered into an agreement with an affiliated company whereby this company would supply Swiss Army with legal services. The fees incurred for the years ended December 31, 2001, 2000 and 1999 were approximately $180,000, $172,000, and $179,000, respectively. This agreement can be terminated by either party upon thirty days written notice.

            INVESTMENTS

  Investments are comprised of the following:

	December 31,
	2001	2000
	(in thousands)
Preferred units of Highgate Capital LLC (A)	$2,983	$3,613
Preferred units of Victory Ventures LLC (B)	556	851
Preferred units of East River Ventures I, LP (C)	295	–
Common stock of John Hancock Financial Services, Inc. (D)	–	3,798
Common stock of Chaparral Resources, Inc. (E)	–	12
Total investments	$3,834	$8,274

    Highgate is a private equity firm specializing in middle market acquisitions, re-capitalization and expansion capital investments. In 2001, the Company recognized a $630,000 write-down of its investment in Highgate due to the other than temporary impairment in the value of the investment. At December 31, 2001 and 2000, the Company owned 890,776 preferred units of Highgate, which represented approximately 9.6% of the outstanding equity of Highgate. The preferred units in Highgate owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company accounts for this investment on the cost basis, subject to review for impairment. Since this investment does not have a readily determinable fair value, the valuation of this investment is subject to uncertainty.

    Victory Ventures is a private equity firm specializing in small market venture capital investments. At December 31, 2001 and 2000, the Company owned 890,776 preferred units of Victory Ventures which represented approximately 1.2% of the outstanding equity of Victory Ventures, respectively. In 2001, Victory Ventures distributed to its members its ownership interest in East River Ventures I, LP ("East River I"). The event was non-taxable and resulted in no gain or loss to the Company. The preferred units in Victory Ventures owned by the Company carry a preference on liquidation equal to their per unit cost as well as, in certain instances, an annual preferred return. The Company accounts for this investment on the cost basis, subject to review for impairment. Since this investment does not have a readily determinable fair value, the valuation of this investment is subject to uncertainty.

    East River I is a private equity firm specializing in small market venture capital investments. As the result of the distribution from Victory Ventures, the Company owned approximately 1.2% of the outstanding equity of East River I. The Company accounts for this investment on the cost basis, subject to review for impairment. Since this investment does not have a readily determinable fair value, the valuation of this investment is subject to uncertainty.

    John Hancock Financial Services, Inc. ("John Hancock"), a publicly traded company, is a life insurance company. In 2001, the Company sold its entire investment in John Hancock and recorded a gain of approximately $2.1 million. In 2000, the Company received 100,938 shares of common stock related to the demutualization of John Hancock. As a result, in 2000, the Company recorded an investment gain of $1,716,000.

    Chaparral Resources, Inc., ("Chapparal"), is an independent oil and gas exploration and production company. In 2001, the Company sold its entire investment in Chapparal and realized a loss of $9,000. In 2000, the Company recorded a non-cash write-down of $208,000 of its investment in Chaparral due to the other than temporary impairment in the value of the investment.

            OTHER ASSETS

  Other assets are comprised of the following :

	December 31,		Amortization
	2001	2000	Period
	(in thousands)		2000
Cash surrender value of life insurance (see Note 16)	$17,456	$16,019	N/A
Other, net of accumulated amortization of $2,895,000 and $3,015,000, respectively	440	768	1-5 years
	$17,896	$16,787	1-5 years

  For the years ended December 31, 2001, 2000 and 1999, amortization expense related to other assets was approximately $329,000, $529,000 and $720,000, respectively.

            ACCRUED LIABILITIES

  Accrued liabilities are comprised of the following:

	December 31,
	2001	2000
	(in thousands)
Sales, marketing and promotional	$3,639	$3,014
Payroll related	1,191	1,499
Other	4,519	3,939
	$9,349	$8,452

            DEBT AGREEMENTS

  On September 28, 2001, Swiss Army entered into an amended and restated commercial loan agreement which, among other things, consisted of a $16.0 million line of credit for working capital purposes and $8.6 million in term loans related to the acquisitions of Bear MGC and Xantia. The term loans were reduced by $3.0 million from a portion of the proceeds from the Company's sale of its investment in John Hancock. The outstanding term loan was $3,369,000 at December 31, 2001. At December 31, 2001, the Company had $1,060,000 outstanding under its line of credit and $14,940,000 was available for borrowing. The line of credit and term loan carries interest at one of three interest rate options: (i) LIBOR plus the applicable margin; (ii) Base Rate, as defined; or (iii) Cost of Funds rate, as defined. The interest rate also varies dependent on the Company's financial performance. The line of credit is due to expire in June 2003. The line of credit is secured by substantially all the assets of the Company. The Company's credit facility includes various financial covenants, including maintenance of a leverage coverage ratio and interest coverage ratio based on operating results for the previous four quarters. The Company was not in compliance with its bank covenants at December 31, 2001. The bank has waived the existing non-compliance. For the year ending December 31, 2002, the bank has amended certain covenants to levels the Company believes it can attain. However, as compliance depends upon sales, flexibility in receiving extended payment terms from its largest supplier, Victorinox, general economic conditions and other factors not in the Company's control no assurance can be given to such attainment. The fair value of the amount outstanding under the line of credit approximates book value as the interest rate is adjusted on a quarterly basis.

  In addition, the Company has 5,425,000 CHF ($3,243,000) of debt related to the acquisition of Xantia due to the former stockholders of Xantia. The debt is payable over seven years and bears interest at 3.5% per annum.

  The Company has entered into an interest rate cap agreement to provide interest rate protection on $5.0 million of debt to the maximum rate of 7.0% (before applicable margin) expiring in November 2004. Also, the Company has entered into an interest rate collar agreement to provide interest rate protection on $3.5 million of debt in the range of 5.5% to 7.0% (before applicable margin) expiring in June 2006. At December 31, 2001, the fair value of these agreements was a liability of approximately $89,000.

  Scheduled principal payments due on debt in the next five years are as follows (in thousands):

2002	$ 1,264
2003	2,339
2004	2,112
2005	568
2006 and thereafter	1,389

            INCOME TAXES

  The income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999, consists of the following:

	December 31,
	2001	2000	1999
	(in thousands)
Current
Federal	$ (469)	$ 632	$1,681
Foreign	389	99	–
State	187	305	285
Total current	107	1,036	1,966
Deferred
Federal	(864)	492	(600)
Foreign	73	–	–
State	340	51	165
Total deferred	(451)	543	(435)
Provision (benefit) for income taxes	($344)	$1,579	$1,531

  The significant components of the deferred tax asset as of December 31, 2001 and 2000 are as follows:

	2001	2000
	(in thousands)
Sales and marketing reserves	$ 972	$ 945
Inventory related reserves	824	590
Depreciation and amortization	373	526
Capital gains and losses	638	194
Accrued employee benefits	248	270
Financial instruments	(361)	–
Other, net	114	498
	2,808	3,023
Valuation allowance	(144)	(461)
Total	$2,664	$2,562

  At December 31, 2001 and 2000, a valuation allowance of $144,000 and $461,000, respectively, had been recorded against a portion of the Company's deferred tax assets related to state and capital loss carryfowards.

  A reconciliation of the income tax provision (benefit) calculated at the federal income tax statutory rate and the Company's effective income tax rate for 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Statutory federal income tax rate	(34.0%)	34.0%	34.0%
State income taxes, net of federal income tax benefit	20.9	6.3	11.4
Foreign taxes	13.1	4.9	19.7
Valuation allowance	(9.8)	(4.5)	38.9
Other	(0.8)	3.9	(11.3)
Effective income tax rate	(10.6%)	44.6%	92.7%

            COMPREHENSIVE INCOME

  Accumulated other comprehensive income (loss) activity for the three years ended December 31, 2001 is as follows:

	Foreign Currency Translation	Financial Instrument	Unrealized Gain (Loss) On Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
December 31, 1998	($426)	–	$603	$177
1999 activity	233	–	(811)	(578)
December 31, 1999	(193)	–	(208)	(401)
2000 activity	(655)	–	2,290	1,635
December 31, 2000	(848)	–	2,082	1,234
2001 activity	(245)	543	(2,082)	(1,784)
December 31, 2001	($1,093)	$543	$ –	($550)

            EMPLOYEE BENEFITS

  The Company maintains a non-contributory defined benefit pension plan. Benefits are based on years of service and the employee's compensation during the five highest consecutive compensation years. Costs under the plan are accrued and funded on the basis of accepted actuarial methods. Total pension expense approximated $483,000, $342,000 and $405,000, for the years ended December 31, 2001, 2000 and 1999, respectively. The net periodic pension cost of Swiss Army's pension plan in 2001, 2000 and 1999 includes the following components:

	2001	2000	1999
	(in thousands)
Service cost – benefits earned during the period	$ 393	$ 326	$367
Interest cost on projected benefit obligation	234	162	182
Expected return on assets	(148)	(120)	(141)
Amortization of net transition asset	(14)	(14)	(14)
Amortization of unrecognized prior service cost	(12)	(12)	(13)
Amortization of net loss	30	–	24
Net periodic pension cost	$483	$342	$405

  The changes in benefit obligations and plan assets and the funded status reconciliation as of December 31, 2001 and 2000 for Swiss Army's pension plan are shown below:

	2001	2000
	(in thousands)
Change in Benefit Obligation
Benefit obligation, January 1	$3,124	$2,618
Service cost	393	326
Interest cost	234	162
Actuarial (gain) loss	249	116
Benefits paid – expected	(59)	(98)
Benefit obligation, December 31	$3,941	$3,124
Change in Plan Assets
Fair value of plan assets, January 1	$1,775	$1,430
Actual return on plan assets	12	90
Company contributions	386	307
Benefits paid - actual	(263)	(52)
Fair value of plan assets December 31	$1,910	$1,775
Funded Status Reconciliation
Funded status, December 31	($2,031)	($1,349)
Unrecognized net acturial loss	1,119	560
Unrecognized prior service costs	(205)	(217)
Unrecognized transition amount	(14)	(28)
Accrued pension cost, December 31	$1,131	$1,034

  Rates used in determining the actuarial present value of the projected benefit obligation are as follows:

	December 31,
	2001	2000
Discount rate	7.00%	7.00%
Rate of increase in future compensation levels	4.50%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.00%

  Plan assets consist principally of investments in fixed income securities, short-term investments and common stock.

  The Company maintains a 401(k) employee benefit plan pursuant to which participants can defer a certain percentage of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company can elect to make a matching contribution of up to 6% of annual eligible compensation per employee. The determination to make a matching contribution is made at the beginning of each fiscal year. During 2001, 2000 and 1999, the Company incurred expenses of approximately $151,000, $168,000, and $173,000, respectively, related to this plan.

  The Company offers no other post retirement benefits.

            STOCKHOLDERS' EQUITY

  The Swiss Army Brands, Inc. 1996 Stock Option Plan provides for the grant of options to employees, including officers of the Company, and members of the Board of Directors. Under this plan and previous stock option plans, 498,343 shares of common stock are reserved and available for issuance. Options expire no later than ten years after the date of grant. Option prices equal at least 100% of the fair market value of Swiss Army's common stock on the date of grant. The vesting of options is determined by the Stock Option and Compensation Committee of the Board of Directors, which administers the plan, and for options outstanding as of December 31, 2001, vesting ranges from immediately upon grant to three years.

  The following table summarizes stock option plan and warrant activity for the three years ended December 31, 2001:

	Number of Shares	Option Price
Outstanding at December 31, 1998	2,515,751
Granted	3,000	$8.75
Exercised	(10,000)	$5.38
Cancelled	(274,501)	$8.75 – $14.00
Outstanding at December 31, 1999	2,234,250	$5.25 – $14.50
Granted (A)	727,000	$4.47 – $6.38
Cancelled	(201,500)	$6.38 – $14.00
Outstanding at December 31, 2000	2,759,750	$4.47 – $14.50
Cancelled	(375,750)	$6.38 – $14.00
Outstanding at December 31, 2001	2,384,000	$6.38 – $14.50

  Of the options and warrants outstanding at December 31, 2001, 2,133,500 are exercisable at a weighted average option price of $10.67 per share.

  (A) In 2000, the Company issued 727,000 options to purchase common stock at a weighted average price of $6.30 per share to various employees, directors and officers. Of these options, 105,000 options were granted to directors and are exercisable immediately, and 622,000 options were granted to employees and officers and are exercisable in four equal installments over three years starting with the grant date.

  The weighted-average fair value of the stock options granted in 2000 and 1999 was approximately $4.04 and $4.81, respectively. The weighted-average fair value of the options was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 61% in 2000 and 51% in 1999; expected life of options of six years; dividend yield of 0%; and risk free interest rate of 6.68% in 2000 and 5.26% in 1999, respectively.

  The Company accounts for stock options and warrants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized. Had compensation cost for the three years ending December 31, 2001 been determined under the principles of SFAS No. 123, the Company's net income (loss) and earnings per share would have been the following:

		2001	2000	1999
		(in thousands, except per share data)
Net Income (loss)	As reported:	($3,152)	$2,013	$120
	Pro forma:	($3,756)	$1,201	($348)
Earnings per share	As reported:
	Basic	($0.39)	$0.25	$0.02
	Diluted	($0.39)	$0.25	$0.01
	Pro forma:
	Basic	($0.46)	$0.15	($0.04)
	Diluted	($0.46)	$0.15	($0.04)

  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to stock options and warrants granted prior to 1995, and additional options and warrants may be granted in future years.

  In September 1998, the Company issued 25,000 shares of its common stock to certain employees and officers. The common stock vested in four equal installments over three years beginning with the grant date. The Company recognized $32,000, $58,000 and $73,000 for the years ended December 31, 2001, 2000 and 1999, respectively, in stock compensation expense related to this grant.

            COMMITMENTS AND CONTINGENCIES

  The Company has minimum purchase requirements under an agreement with Victorinox (see Note 6).

  At December 31, 2001, minimum rental payment commitments for office, warehouse, manufacturing and retail space leased by the Company under operating leases were, as follows (in thousands):

2002	$ 2,095
2003	2,149
2004	2,195
2005	2,239
2006 and thereafter	7,739

  During the years ended December 31, 2001, 2000 and 1999, rent expense was approximately $1,922,000, $1,508,000 and $1,487,000, respectively.

  At December 31, 2001, the Company has open contracts to purchase approximately 65.7 million Swiss francs in 2002 as a hedge at a weighed average rate of $1.698 Swiss franc/dollar.

  The Company maintains split dollar life insurance agreements covering two members of the Board of Directors. Primarily, these policies can only be canceled upon the mutual agreement of the Company and the insured. However, if these policies were canceled at December 31, 2001, the Company would receive in cash an amount equal to the lesser of the cash surrender value or cumulative premiums paid to date on these policies, which was approximately $7,855,000. Under the terms of these life insurance policies, the Company will make approximate future premium payments, if the policies remain in force, as follows (in thousands):

2002	$ 472
2003	472
2004	424
2005	410
2006 and thereafter	1,224

  In 1993, the Company's Board of Directors adopted a charitable insurance program that enables the Company to make a commitment to the Victorinox-Swiss Army Knife Foundation (the "Foundation"), a foundation that engages in various charitable activities including the promotion of athletic events for underprivileged urban youth. Under the program, the Company owns, is the beneficiary of and pays all the premiums for life insurance policies on the lives of certain Board members. Pursuant to the program, upon the death of each Director, the Company retains a share of the insurance proceeds equal to the cumulative premiums paid by the Company for the policy on that Director's life. One half of any additional insurance proceeds received upon the death of an insured Director will be used to fulfill charitable pledges made to the Foundation. The remaining half of the additional proceeds will be used to fulfill charitable pledges recommended by the individual Directors. Swiss Army is generally bound to continue to pay all premiums on the policies for the lives of the insured Directors or, in the case of the Chairman of the Executive Committee, as long as he is an officer or a board proceeds member or agrees to serve as a consultant to the will make

  Company, the Company approximate future premium payments related to these programs as follows (in thousands):

2002	$ 604
2003	604
2004	604
2005	604
2006 and thereafter	7,069

  Under existing federal tax laws, the receipt by the Company of the from an insurance policy upon the death of a director would not result in regular taxable income to the Company; however, the Company may be subject to alternative minimum tax on a portion of the receipts. When the Company makes cash contributions to a designated charity, it will be entitled to a tax deduction equivalent to the sum of those contributions. The extent of the utilization of this deduction in that year will depend upon the Company's taxable income, since the Company is entitled to claim as charitable deductions only 10% of its taxable income in any year. However, these deductions may be carried forward for tax purposes for a period of five years.

  Based upon estimates prepared by the Company's insurance agent, the anticipated earnings impact related to the policies for both the Foundation and the two members of the Board of Directors is not expected to be significant.

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

	United States	Canada	International	Other	Total
2001
Revenues	$99,112	$7,685	$7,832	$ –	$114,629
Operating income (loss)	15,154	874	1,050	(20,818)	(3,740)
Identifiable assets	61,109	3,651	18,947	30,427	114,134
2000
Revenues	$114,314	$8,419	$9,289	$ –	$132,022
Operating income (loss)	22,567	827	(98)	(20,057)	3,239
Identifiable assets	58,014	4,106	13,941	48,388	124,449
1999
Revenues	$114,856	$8,573	$6,117	$ –	$129,546
Operating income (loss)	26,218	1,168	187	(22,938)	4,635
Identifiable assets	58,045	3,557	3,376	42,626	107,604

            QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	(in thousands, except per share data)
	March 31	June 30	September 30	December 31
2001
Net revenues	$21,273	$27,577	$27,015	$38,764
Gross profit	7,986	11,616	11,658	15,054
Income (loss) before income taxes	(3,892)	(189)	1,201	(356)
Net income (loss)	(2,259)	(74)	407	(1,226)
Earnings per share - basic	($0.27)	($0.01)	$0.05	($0.15)
Earnings per share - diluted	($0.27)	($0.01)	$0.05	($0.15)

	Quarter Ended
	(in thousands, except per share data)
	March 31	June 30	September 30	December 31
2000
Net revenues	$25,540	$29,385	$32,719	$44,378
Gross profit	9,724	11,741	12,799	16,442
Income before income taxes	487	276	1,302	1,478
Net income	276	155	789	793
Earnings per share - basic	$0.03	$0.02	$0.10	$0.10
Earnings per share - diluted	$0.03	$0.02	$0.10	$0.10

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

Column A	Column B	Column C	Column D	Column E
Classification	Balance At Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance At End of Year
Year Ended December 31, 2001:
Allowance for Doubtful Accounts	$1,260	$ 50	$ –	$1,310
Inventory Reserve	$1,171	$ 494	$ –	$1,665
Year Ended December 31, 2000:
Allowance for Doubtful Accounts	$1,060	$ 200	$ –	$1,260
Inventory Reserve	$1,215	$ –	($44)	$1,171
Year Ended December 31, 1999:
Allowance for Doubtful Accounts	$975	$ 85	$ –	$1,060
Inventory Reserve	$1,163	51	$ –	$1,215

Exhibits.

Exhibit Title                                                                                                                                      Exhibit No.

  Reports on Form 8-K

  None

  (A) Articles of Incorporation, as amended, incorporated by reference to the Exhibits to Quarterly Report on Form 10-Q for the fiscal year ended June 30, 1997.

  (B) Amended-and restated by-laws of Swiss Army Brands, Inc. as of February 15, 1995, as further amended as of March 1, 2001, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the year ended December 31, 2000.

(10) Material Contracts

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

  Life insurance agreement as of September 24, 1993 between The Forschner Group, Inc. and James D. Rawn, as Trustee u/a dtd. as of June 4, 1992 between Louis Marx, Jr., Grantor and James D. Rawn, Trustee, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

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

  Trademark License Agreement, dated as of October 13, 2000 between the Registrant and Tropical Sportswear International Corporation, incorporated by reference to the Exhibits to Annual Report on Form 10-K for the year ended December 31, 2000.*

  Lease agreement dated June 27, 2001 between Swiss Army Retail, Inc. and 130 Prince LLC incorporated by reference to the Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2001.

  Consulting and Severance Agreement dated April 1, 2001 between Swiss Army Brands, Inc. and J. Merrick Taggart.

  The 2001 Amended and Restated Commercial Loan Agreement dated September 28, 2001 between Fleet National Bank and Swiss Army Brands, Inc. (A list of exhibits and schedules to the Agreement is set forth therein. The Company agrees to furnish to the Commission supplementally, upon request, a copy of any such exhibit or schedules not otherwise filed herewith.)

* Confidential treatment has been received for portions of this exhibit.

(21) Subsidiaries of Registrant.                                                                                                                                     21

(23) Consent of Arthur Andersen LLP.                                                                                                                        23

(99) Letter responsive to Temporary Note 3T to Article of Regulation S-X.

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

                                                                                                                   SWISS ARMY BRANDS, INC.
                                                                                                                   (Registrant)

                                                                                                                         /s/ Peter W. Gilson
                                                                                                                         Peter W. Gilson
                                                                                                                         Chief Executive Officer and Director

                                                                                                                         /s/ A. Jeffrey Turner
                                                                                                                         A. Jeffrey Turner
                                                                                                                         President and Director

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

Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ A. Clinton Allen                                                                                                                   March 29, 2002
Clarke H. Bailey
Director

/s/ Clarke H. Bailey                                                                                                                   March 29, 2002
A. Clinton Allen
Director

/s/ Herbert M. Friedman                                                                                                          March 29, 2002
Herbert M. Friedman
Director

/s/ Peter W. Gilson                                                                                                                   March 29, 2002
Peter W. Gilson
Chief Executive Officer and Director

/s/ Louis Marx, Jr.                                                                                                                     March 29, 2002
Louis Marx, Jr.
Director

/s/ Robert S. Prather, Jr                                                                                                           March 29, 2002
Robert S. Prather, Jr.
Director

/s/ Stanley R. Rawn, Jr                                                                                                           March 29, 2002
Stanley R. Rawn, Jr.
Director

/s/ John Spencer                                                                                                                         March 29, 2002
John Spencer
Director

/s/ John V. Tunney                                                                                                                    March 29, 2002
John V. Tunney
Director

/s/ A. Jeffrey Turner                                                                                                                   March 29, 2002
A. Jeffrey Turner
President and Director