Form 10-Q
period 2002-03-31
SWISS ARMY BRANDS INC
filed 2002-05-15
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

                                                                                                                                                  Yes  X  No

          The number of shares of Registrant's Common Stock, $.10 par value, outstanding on May 14, 2002, was 8,273,811 shares.

SWISS ARMY BRANDS, INC.
AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION	Page No.
Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	3 - 4
	Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (unaudited)	5
	Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2002 and 2001 (unaudited).	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited).	7
	Notes to Consolidated Financial Statements	8 - 10
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 14
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
Part II:	OTHER INFORMATION
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	15
Signatures		16

The Exhibit Index Appears on Page 15.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
Assets

	March 31, 2002 (unaudited)	December 31, 2001
Current assets:
Cash and cash equivalents	$ 408	$ 2,639
Accounts receivable, less allowance for doubtful accounts of $1,210, and $1,310, respectively	23,712	29,172
Inventories	39,079	34,758
Deferred income taxes	1,889	1,768
Prepaid and other	6,396	4,772
Total current assets	71,484	73,109
Deferred income taxes	853	896
Property, plant and equipment, net	6,879	7,153
Investments	3,834	3,834
Intangible assets, net	11,046	11,246
Other assets	18,499	17,896
Total Assets	$112,595	$114,134

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
Liabilities and Stockholders’ Equity

	March 31, 2002 (unaudited)	December 31, 2001
Current liabilities:
Current portion of long-term debt	$ 1,261	$ 1,264
Accounts payable	14,200	14,034
Accrued liabilities	8,471	9,349
Total current liabilities	23,932	24,647
Long-term liabilities:
Long-term debt	6,721	6,408
Other	675	675
Total Liabilities	31,328	31,730
Minority interest	6,656	6,644
Commitments and contingencies
Stockholders' equity: Preferred stock, par value $.10 per share: shares authorized – 2,000,000; no shares issued	–	–
Common stock, par value $.10 per share: shares authorized–18,000,000; shares issued 9,076,442 for both periods	908	908
Additional paid-in capital	48,988	48,988
Accumulated other comprehensive loss	(763)	(550)
Retained earnings	33,501	34,437
	82,634	83,783
Less: Treasury stock; 908,743 shares for both periods	(8,023)	(8,023)
Total stockholders' equity	74,611	75,760
Total Liabilities and Stockholders' Equity	$112,595	$114,134

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2002 2001
Net revenues	$24,741	$21,023
Cost of sales	14,428	13,287
Gross profit	10,313	7,736
Selling, general and administrative expenses	11,322	11,410
Operating loss	(1,009)	(3,674)
Interest income (expense) and other, net	(162)	(218)
Loss before income taxes	(1,171)	(3,892)
Income tax benefit	(343)	(1,585)
Minority interest	108	(48)
Net loss	($936)	($2,259)
Earnings per share:
Basic	($0.11)	($0.27)
Diluted	($0.11)	($0.27)
Weighted average number of shares outstanding:
Basic	8,168	8,278
Diluted	8,168	8,278

The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(in thousands, except for share data)
(unaudited)

	Common Stock Par Value $.10 Shares Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)
BALANCE December 31, 2000	8,971,080	$897	$49,005	$1,234	$37,589	($8,003)
Comprehensive Loss: Net loss for the three months ended March 31, 2001	–	–	–	–	(2,259)	–	($2,259)
Fair value adjustment for derivatives, net of tax	–	–	–	(1,315)	–	–	(1,315)
Cumulative effect transaction adjustment for derivatives, net of tax	–	–	–	(415)	–	–	(415)
Change in unrealized gain on marketable securities	–	–	–	83	–	–	83
Foreign currency translation adjustment	–	–	–	(40)	–	–	(40)
Comprehensive Loss							($3,946)
BALANCE March 31, 2001	8,971,080	$897	$49,005	($453)	$35,330	($8,003)
BALANCE December 31, 2001	9,076,442	$908	$48,988	($550)	$34,437	($8,023)
Comprehensive Loss: Net loss for the three months ended March 31,2002	–	–	–	–	(936)	–	($936)
Fair value adjustment for derivatives, net of tax	–	–	–	(166)	–	–	(166)
Foreign currency translation adjustment	–	–	–	(47)	–	–	(47)
Comprehensive Loss							($1,149)
BALANCE March 31, 2002	9,076,442	$908	$ 48,988	($763)	$33,501	($8,023)
The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended March 31, 2002 2001
Cash flows from operating activities:
     Net loss
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Stock compensation expense
       Minority interest
       Depreciation and amortization
Deferred income taxes	($936) – 108 930 36 138	($2,259) 18 (48) 1,159 10 (1,120)
Changes in other current assets and liabilities: Accounts receivable Inventories Prepaid and other Accounts payable Accrued liabilities Net cash provided by (used in) operating activities	8,495 (4,949) (1,685) (2,598) (864) (1,463)	16,722 (8,084) (325) (1,978) (2,623) 2,592
Cash flows from investing activities: Capital expenditures Additions to other assets Net cash used in investing activities	(409) (681) (1,090)	(387) (241) (628)
Cash flows from financing activities: Borrowings under bank agreement Repayments under bank agreement Net cash provided by (used in) financing activities	14,610 (14,279) 331	11,830 (16,058) (4,228)
Effect of exchange rate changes on cash	(9)	(702)
Net decrease in cash and cash equivalents Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	(2,231) 2,639 $408	(2,966) 5,002 $2,036
Cash paid during the period: Interest Income taxes	$110 69	$248 187
The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 and 2001
(unaudited)

  CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army" or the "Company") without audit. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

        On May 3, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent auditor and appointed KPMG LLP ("KPMG") as successor auditor subject to KPMG's completion of its customary client acceptance process. Accordingly, a review in accordance with Statement of Auditing Standards No. 71 has not been performed for the quarter ended March 31, 2002. In accordance with guidance issued by the SEC, a review for the quarter ended March 31, 2002 will be conducted on a retrospective basis in conjunction with such review for the three month period ended June 30, 2002.

  INVENTORIES

        Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are stated at the lower of cost (determined by the first-in first-out (FIFO) method) or market. Inventories principally consist of finished goods.

  INCOME TAXES

        Income taxes are provided at the projected annual effective tax rate. The income tax provision (benefit) for the interim 2002 and 2001 periods differ from the federal statutory rate of 34% due primarily to state and foreign income taxes.

  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, as amended in June 2000 by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard requires that an entity recognize those items as assets or liabilities in the balance sheet and measure them at fair value, resulting in an offsetting adjustment to income or other comprehensive income, depending on effectiveness of the hedge. SFAS 133, as amended by SFAS 138, was effective for the Company beginning January 1, 2001. The Company adopted this statement effective January 1, 2001. Based upon the estimated fair value of the Company's derivative instruments, at January 1, 2001 derivative liabilities of approximately $415,000, net of tax, were recognized in the balance sheet with an offsetting amount in other comprehensive income (loss).

        The Company is exposed to foreign currency risks relating to purchases of inventories as part of its ongoing business operations and uses derivative financial instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At the inception of the contract, the Company has designated its use of derivatives for foreign currency forecasted transactions as cash flow hedges. The Company hedges its exposure to variability in future cash flows for forecasted transactions up to a maximum of 24 months. At such time that inventory is received, the position is re-designated from a cash flow hedge to a fair value hedge. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income to the extent that hedges are effective until the underlying transactions are recognized in earnings. Gains and losses from fair value hedges are included in earnings. It is expected that approximately $377,000 (net of tax) of unrealized gains included in other comprehensive income at March 31, 2002, will be reclassified into earnings in the next twelve months. Gains and losses related to the ineffective portion of hedging instruments, which are included in net income, and gains and losses from fair value hedges were insignificant.

  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The impact of the new accounting will result in the reclassification of certain revenue incentives, cooperative advertising and promotional expenses from selling, general and administrative expenses to a reduction of net revenues, but will have no impact on the Company's financial position or net income. The adoption of these EITF Issues resulted in a reduction of net revenues and selling, general and administrative expenses of approximately $550,000 and $250,000 for the quarter ended March 31, 2002 and 2001, respectively.

  RECENTLY ISSUED ACCOUNTING STATEMENTS

        On January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company no longer amortizes goodwill. In lieu of amortization, the Company is required to complete an initial impairment assessment of goodwill no later than six months after the adoption of SFAS No. 142 and perform an annual impairment review thereafter. The Company expects to complete the initial impairment assessment of goodwill before the end of the second quarter of 2002. The Company believes that a significant impairment as determined by SFAS No. 142 will exist related to the goodwill of Bear Cutlery, Inc. As of March 31, 2002, the net goodwill of Bear Cutlery, Inc. was approximately $7.3 million.

        On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company expects that the adoption of SFAS No. 144 will not have a material adverse impact on the results of operations or financial condition of the Company.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(unaudited)

FORWARD LOOKING STATEMENTS

        The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the strength of the retail market; the Swiss franc- U.S. dollar exchange rates; the extent to which the Company is able to successfully manage the effects of foreign currency fluctuations through financial instruments; the continued ability to obtain satisfactory payment terms from the Company's principal supplier; future compliance with bank covenants; and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the forward looking statements are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to the effects of a possible continuation of the national economic decline and its impact on retail sales, continuing effects of the terrorist attacks of September 11, 2001 on sales of knives, luggage and other items sold or licensed by the Company, increased competition, the restrictions on the carrying of knives on airliners and similar restrictions, changes in consumer tastes and other factors not yet known, evaluated or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

INDEPENDENT AUDITORS

        On May 3, 2002, the Company decided to no longer engage Arthur Andersen LLP as its independent auditor and appointed KPMG LLP ("KPMG") as successor auditor subject to KPMG's completion of its customary client acceptance process. Accordingly, a review in accordance with Statement of Auditing Standards No. 71 has not been performed for the quarter ended March 31, 2002. In accordance with guidance issued by the SEC, a review for the quarter ended March 31, 2002 will be conducted on a retrospective basis in conjunction with such review for the three month period ended June 30, 2002.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 and 2001

     Net revenues consist of the following:

	2002	2001
Product sales, net	$24,137	$20,466
Royalty income	604	557
	$24,741	$21,023

        Product sales for the three months ended March 31, 2002 were $24.1 million compared with $20.4 million for the same period in 2001, representing an increase of $3.7 million or 18.1%. The sales increase was primarily due to a 66% increase in watch sales and a $3.3 million increase in sales related to a special promotional program, offset in part by a 40% decrease in sales of Victorinox® Original Swiss Army™ Knives and tools. The Company believes that the restrictions on the carrying of knives and tools on airliners and similar restrictions have negatively affected sales of the Company's knife and tool products and that such negative trends may continue. Sales to one customer related to the special promotional program were approximately 16% of net revenues for the quarter ended March 31, 2002. The sales figures for each quarter have been reduced as the result of the reclassification of certain promotional expenses from selling, general and administrative expenses in accordance with EITF Issues No. 00-14 and 00-25 which the Company adopted during the first quarter of 2002. The reclassified amounts for the first quarter of 2002 and 2001 were approximately $550,000 and $250,000, respectively. Royalty income relates to the licensing program of Victorinox® Travel Gear and Victorinox® Apparel.

        Gross profit of $10.3 million for the three months ended March 31, 2002 increased $2.6 million or 33.3% from 2001. The gross profit margin percentage for the 2002 period of 41.7% was higher than the gross profit margin percentage of 36.8% reported for the same period in 2001, primarily due to an increase in watch sales, which have a higher gross profit margin percentage than the Company's other products, and favorable exchange rates. The Company's gross profit margin is a function of both product mix and Swiss franc exchange rates. Since the Company imports virtually all of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements, the Company believes it is hedged through January 2003. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations is uncertain.

        Selling, general and administrative expenses for the three months ended March 31, 2002 of $11.3 million were $0.1 million or 0.9% lower than the amount for the comparable period in 2001. The decrease was primarily due to a decrease in severance costs, offset in part by expenses related to the Company's retail store, which opened in October 2001 and an increase in expenses related to the Company's international operations.

        Interest income (expense) and other, net was expense of $162,000 for the three months ended March 31, 2002 compared to $218,000 in 2001. The decrease was primarily due to a decrease in borrowings.

        As a result of these changes, loss before income taxes for the three months ended March 31, 2002 was a loss of $1,171,000 versus $3,892,000 for the same period in 2001, a change of $2,721,000.

        Minority interest related to Xantia, S.A. and Victorinox Swiss Army Watch, S.A. was expense of $108,000 in 2002 and income of $48,000 in 2001, respectively.

        Income tax provision (benefit) was provided at an effective rate of 29.1% in 2002 and 40.7% in 2001.

        As a result, net loss for the three months ended March 31, 2002 was a loss of $936,000 ($0.11 per share - basic and diluted) versus a loss of $2,259,000 ($0.27 per share - basic and diluted) for the same period in 2001, a change of $1,323,000.

LIQUIDITY AND CAPITAL RESOURCES

        The table below presents summary cash flow information for the quarter ended March 31, 2002 and 2001 (in thousands):

	2002	2001
Net cash provided by (used in) operating activities	($1,463)	$2,592
Net cash provided by (used in) investing activities	(1,090)	(628)
Net cash provided by (used in) financing activities	331	(4,228)
Total change in cash and cash equivalents (a)	($2,222)	($2,264)

(a)      Before exchange rate effects

Operating Activities

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

        As of March 31, 2002, the Company had working capital of $47.6 million compared with $48.5 million as of December 31, 2001, a decrease of $0.9 million. Significant uses of working capital consisted of additions to other assets of $0.7 million and capital expenditures of $0.4 million. The Company currently has no material commitments for capital expenditures.

        Cash used in operating activities was approximately $1.5 million in the quarter ended March 31, 2002 compared to cash provided from operating activities of $2.6 million in the quarter ended March 31, 2001. The change primarily resulted from a significantly smaller decrease in accounts receivable in 2002 compared to 2001 offset in part by a smaller increase in inventory in 2002 compared to 2001 and a lower net loss in 2002 as compared to 2001.

Investing Activities

        Investing activities during 2002 consisted of capital expenditures of $0.4 million and additions to other assets of $0.7 million.

        Investing activities during 2001 consisted of capital expenditures of $0.4 million and additions to other assets of $0.2 million.

        The Company anticipates that its capital expenditures and additions to other assets during 2002 will be similar to the amounts spent in 2001.

Financing Activities

        During 2002 and 2001, the Company's principal financing activities consisted of the borrowing and repayment of bank debt and debt owed to the former owners of Xantia.

        The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreement. As of March 31, 2002, the Company had a $16.0 million credit line, of which $1,610,000 was outstanding and $14,390,000 was available for borrowings. Also, the Company has approximately $6,372,000 of outstanding term loans and debt related to the acquisitions of Bear and Xantia. The line of credit expires in June 2003. The Company believes its current liquidity levels and financial resources will be sufficient to meet its operating needs in the next twelve months. The Company's credit facility includes various financial covenants, including maintenance of a leverage coverage ratio and interest coverage ratio based on operating results for the previous four quarters. The Company was in compliance with its bank covenants at March 31, 2002. Effective January 1, 2002, the bank has amended certain covenants for the year ending December 31, 2002 to levels the Company believes it can attain. However, as compliance depends upon sales, flexibility in obtaining extended payment terms from its largest supplier, Victorinox A.G., general economic conditions and other factors not in the Company's control, no assurance can be given to such attainment.

RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company no longer amortizes goodwill. In lieu of amortization, the Company is required to complete an initial impairment assessment of goodwill no later than six months after the adoption of SFAS No. 142 and perform an annual impairment review thereafter. The Company expects to complete the initial impairment assessment of goodwill before the end of the second quarter of 2002. The Company believes that a significant impairment as determined by SFAS No. 142 will exist related to the goodwill of Bear Cutlery, Inc. As of March 31, 2002, the net goodwill of Bear Cutlery, Inc. was approximately $7.3 million.

        In January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company expects that the adoption of SFAS No. 144 will not have a material adverse impact on the results of operations or financial condition of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

        The Company is exposed to significant market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred in accumulated other comprehensive income (loss) and recognized in cost of sales when the related inventory is sold. At March 31, 2002, the Company entered into foreign currency contracts and options to purchase approximately 47.1 million Swiss francs in 2002 and 2003 at a weighed average rate of $1.721 Swiss franc/dollar. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At March 31, 2002, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition.

Interest Rate Risk

        The Company has entered into interest rate protection agreements to manage its exposure to fluctuations in earnings related to changes in interest rates on its variable rate debt. At March 31, 2002, a 50 basis point increase or decrease in market interest rates, principally LIBOR, would not materially increase or decrease interest expense or cash flows.

Item 8.Financial Statements and Supplementary Data

        The financial information required by Item 8 is included elsewhere in this report. See Part IV, Item 14.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART II.        OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K

        a.)                 Exhibits -

        a.)                 (11)    Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

SIGNATURES

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                   SWISS ARMY BRANDS, INC.

Date: May 15, 2002
                                                                                                                         By /s/ Thomas M. Lupinski
                                                                                                                         Name:Thomas M. Lupinski
                                                                                                                         Title:Senior Vice President,
                                                                                                                         Chief Financial Officer,
                                                                                                                         Secretary and Treasurer