Form 10-Q
period 2002-06-30
SWISS ARMY BRANDS INC
filed 2002-08-14
CIK 731947

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

                                                                                                                                                   Yes  X  No

          The number of shares of Registrant's Common Stock, $.10 par value, outstanding on August 9, 2002, was 8,295,811 shares.

SWISS ARMY BRANDS, INC.
AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION	Page No.
Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	3 - 4
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)	5
	Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2002 and 2001 (unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (unaudited)	7
	Notes to Consolidated Financial Statements	8 - 10
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 17
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
Part II:	OTHER INFORMATION
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	19
Signatures		19
The Exhibit Index appears on page 15.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)
Assets

	June 30, 2002 (unaudited)	December 31, 2001
Current assets:
Cash and cash equivalents	$ 845	$ 2,639
Accounts receivable, less allowance for doubtful accounts of $1,210, and $1,310, respectively	23,372	29,172
Inventories	47,000	34,758
Deferred income taxes	926	1,768
Prepaid and other	10,705	4,772
Total current assets	82,848	73,109
Deferred income taxes	3,660	896
Property, plant and equipment, net	7,429	7,153
Investments	3,151	3,834
Intangible assets, net	3,840	11,246
Other assets, net	18,647	17,896
Total Assets	$119,575	$114,134

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)
Liabilities and Stockholders’ Equity

	June 30, 2002 (unaudited)	December 31, 2001
Current liabilities:
Current portion of long-term debt	$ 6,818	$ 1,264
Accounts Payable	15,693	14,034
Accrued liabilities	9,455	9,349
Total current liabilities	31,966	24,647
Long-term liabilities:
Long-term debt	6,671	6,408
Other	932	675
Total Liabilities	39,569	31,730
Minority interest	8,144	6,644
Commitments and contingencies
Stockholders' equity: Preferred stock, par value $.10 per share: shares authorized – 2,000,000; no shares issued	–	–
Common stock, par value $.10 per share: shares authorized– 18,000,000; shares issued – 9,183,054 and 9,076,442, respectively	919	908
Additional paid-in capital	48,980	48,988
Accumulated other comprehensive income (loss)	513	(550)
Retained earnings	29,473	34,437
	79,885	83,783
Less: Treasury stock: 908,743 shares for both periods,	(8,023)	(8,023)
Total stockholders' equity	71,862	75,760
Total Liabilities and Stockholders' Equity	$119,575	$114,134

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30, 2002 2001		Six Months Ended June 30, 2002 2001
Net revenues	$25,853	$27,077	$50,594	$48,100
Cost of sales Gross profit	14,306 11,547	15,961 11,116	28,734 21,860	29,248 18,852
Selling, general and administrative expenses	12,133	11,068	23,455	22,478
Operating income (loss)	(586)	48	(1,595)	(3,626)
Interest expense and other, net	(200)	(237)	(362)	(455)
Investment loss	(683)	–	(683)	–
Total other income (expense), net	(883)	(237)	(1,045)	(455)
Loss before income taxes and cumulative effect of a change in accounting principle	(1,469)	(189)	(2,640)	(4,081)
Income tax benefit	(1,838)	(44)	(2,181)	(1,629)
Minority interest	(191)	(71)	(83)	(119)
Net income (loss) before cumulative effect of a change in accounting principle	560	(74)	(376)	(2,333)
Cumulative effect of a change in accounting principle	–	–	(4,588)	–
Net income (loss)	$ 560	($74)	($4,964)	($2,333)
Basic earnings per share:
Net income (loss) per share before cumulative effect
   of a change in accounting principle
Cumulative effect per share of a change in
    accounting principle
Net income (loss) per share	$0.07 – $0.07	($0.01) – ($0.01)	($0.05) ($0.55) ($0.60)	($0.28) – ($0.28)
Diluted earnings per share:
Net income (loss) per share before cumulative effect
   of a change in accounting principle
Cumulative effect per share of a change in
    accounting principle
Net income (loss) per share	$0.07 – $0.07	($0.01) – ($0.01)	($0.05) ($0.55) ($0.60)	($0.28) – ($0.28)
Weighted average number of shares outstanding: Basic Diluted	8,274 8,362	8,278 8,278	8,274 8,274	8,278 8,278

The accompanying notes to consolidated financial statements are an integral part of these statements.

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in thousands, except for share data)

	Common Stock Par Value $.10 Shares Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)
BALANCE
December 31, 2000	8,971,080	$897	$49,005	$1,234	$37,589	($8,003)
Comprehensive loss: Net loss	–	–	–	–	(2,333)	–	($2,333)
Cumulative effect transition adjustment for derivatives, net of tax	–	–	–	(415)	–	–	(415)
Unrealized gain on marketable securities	–	–	–	266	–	–	266
Fair value adjustment for derivatives, net of tax	–	–	–	(942)	–	–	(942)
Foreign currency translation adjustment	–	–	–	46	–	–	46
Comprehensive loss							3,378
Issuance of common stock	106,112	11	(11)	–	–	–
BALANCE
June 30, 2001 (unaudited)	9,077,192	$908	$48,994	$189	$35,256	($8,003)
BALANCE
December 31, 2001	9,076,442	$908	$48,988	($550)	$34,437	($8,023)
Comprehensive Loss:
Net loss	–	–	–	–	(4,964)	–	($4,964)
Fair value adjustment for derivatives, net of tax	–	–	–	1,313	–	–	1,313
Foreign currency translation adjustment	–	–	–	(250)	–	–	(250)
Comprehensive loss							($3,901)
Stock options exercised	500	–	3	–	–	–
Issuance of common stock	106,112	11	(11)	–	–	–
BALANCE
June 30, 2002 (unaudited)	9,183,054	$919	$ 48,980	$513	$29,473	($8,023)

The accompanying notes to consolidated financial statements are an integral part of these statements

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

Six Months Ended June 30, 2002 2001
Cash flows from operating activities:
     Net income (loss)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization
        Investment loss
        Minority interest
        Cumulative effect of a change in accounting principle
        Deferred income taxes
Stock compensation expense	($4,964) 1,637 683 (83) 4,588 (74) –	($2,333) 2,115 – (119) – – 36
Changes in other current assets and liabilities: Accounts receivable Inventories Prepaid and other Accounts payable Accrued liabilities Net cash provided by (used in) operating activities	9,564 (11,995) (3,198) (1,544) (125) (5,511)	14,195 (8,009) (1,618) (1,882) (1,971) 414
Cash flows from investing activities: Capital expenditures Additions to other assets Net cash used in investing activities	(1,004) (907) (1,911)	(612) (320) (932)
Cash flows from financing activities:
     Borrowings under debt agreements
     Repayments under debt agreements
     Proceeds from the exercise of stock options
Net cash provided by (used in) from financing activities	31,421 (25,972) 3 5,452	23,330 (26,588) – (3,258)
Effect of exchange rate changes on cash	176	(278)
Net decrease in cash Cash and cash equivalents, beginning of period Cash and cash equivalents, end of period	(1,794) 2,639 $845	(4,054) 5,002 $948
Cash paid during the period: Interest Income taxes	$384 $174	$446 $676

The accompanying notes to consolidated financial statements are an integral part of these statements

SWISS ARMY BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 and 2001
(unaudited)

  CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements included in this Form 10-Q have been prepared by Swiss Army Brands, Inc. ("Swiss Army" or the "Company") without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2001. In the opinion of management of the Company, the interim financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

  INVENTORIES

          Domestic inventories are stated at the lower of cost (determined by the last-in, first-out (LIFO) method) or market. Foreign inventories are valued at the lower of cost or market (determined by the first-in, first-out (FIFO) method). Inventories principally consist of finished goods. The increase in inventories from December 31, 2001 to June 30, 2002 was due to the normal seasonal build of inventory and an increase due to the rebranding of the inventory related to Victorinox Swiss Army Watch S.A. ("VSA").

  EARNINGS PER SHARE

          For the six month periods ended June 30, 2002 and 2001, and the three month period ended June 30, 2001, the weighted average number of shares of common stock outstanding do not include the dilutive effect of stock options as they would have an anti-dilutive effect.

  INCOME TAXES

          Income taxes are provided at the estimated annual effective tax rate. The income tax benefit for the interim 2002 and 2001 periods differ from the federal statutory rate of 34% due primarily to state income taxes (net of federal benefit), foreign income taxes, capital losses not benefited for tax purposes and expenses related to the tender offer, see Note 10, which are not deductible for tax purposes. For the quarter ended June 30, 2002, the Company recorded an income tax benefit at an effective rate of 125.1%. This rate is higher than the effective rate for the six months ended

  June 30, 2002 of 82.6% as the Company's effective rate for first quarter ended was recorded at a 29.3% effective rate. The Company expects that the effective tax rate for the remainder of 2002 will continue to be significantly higher than the statutory rate of 34% due to the above reasons.

  INVESTMENTS

          In the quarter ended June 30, 2002, the Company recorded a $683,000 write-down of its investment in Highgate Capital LLC, a private equity firm, due to the other than temporary impairment in the value of the investment.

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

          The Company is exposed to foreign currency risks relating to purchases of inventories as part of its ongoing business operations and uses derivative financial instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. At the inception of the contract, the Company has designated its use of derivatives for foreign currency forecasted transactions as cash flow hedges. The Company hedges its exposure to variability in future cash flows for forecasted transactions up to a maximum of 24 months. At such time that inventory is received, the position is re-designated from a cash flow hedge to a fair value hedge. Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income to the extent that hedges are effective until the underlying transactions are recognized in earnings. Gains and losses from fair value hedges are included in net income. It is expected that approximately $1.7 million (net of tax) of unrealized gains included in other comprehensive income at June 30, 2002, will be reclassified into earnings in the next twelve months. Gains and losses related to the ineffective portion of hedging instruments, which are included in net income, and gains and losses from fair value hedges were insignificant.

  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

           Effective January 1, 2002, the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." The impact of the new accounting in the reclassification of certain revenue incentives, cooperative advertising and promotional expenses from selling, general and administrative expenses to a reduction of net revenues, but will have no impact on the Company's financial position or net income. The adoption of these EITF Issues resulted in a reduction of net revenues and selling, general and administrative expenses of approximately $550,000 and $500,000 for the three months ended June 30, 2002 and 2001, respectively, and approximately $1,100,000 and $750,000 for the six months ended June 30, 2002 and 2001, respectively.

  GOODWILL AND OTHER INTANGIBLE ASSETS

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires goodwill and intangible assets with indefinite lives no longer to be amortized, but instead be tested for impairment at least annually.

          SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The Company determined that an impairment existed for the goodwill of Bear Cutlery, Inc. ("Bear"). The Company, with the help of a third party valuation firm, then determined the implied fair value of Bear using a discounted cash flow analysis and compared such value to the carrying amounts of Bear's assets and liabilities. This evaluation indicated that the entire amount of goodwill related to Bear of approximately $7.3 million was impaired as of January 1, 2002. Conditions that contributed to the goodwill impairment included a decline in the multi-tool business. Accordingly, as of January 1, 2002, the Company recognized a $4.6 million, net of tax, non-cash charge as a cumulative effect of a change in accounting principle for the write-down of the goodwill.

  RECENTLY ISSUED ACCOUNTING STATEMENTS

          On January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a material adverse impact on the results of operations or financial condition of the Company.

  RELATED PARTY TRANSACTION - TENDER OFFER

          On July 23, 2002, SABI Acquisition Corp. ("Purchaser"), a Delaware corporation and a wholly-owned subsidiary of Victorinox AG, a Swiss corporation and a Company's major supplier and majority stockholder ("Victorinox"), made an offer to purchase all of the outstanding shares of common stock of the Company not held by Victorinox or its affiliates (other than the Company) for a cash price of $9.00 per share. The offer will expire at 12:00 Midnight on August 19, 2002.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(unaudited)

FORWARD LOOKING STATEMENTS

        The following discussion contains, in addition, to historical information, forward looking statements. The forward looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of purchasing and marketing the Company's products; the prices at which such products may be sold; new product development; seasonal selling trends; the strength of the retail market; the Swiss franc- U.S. dollar exchange rates; the extent to which the Company is able to successfully manage the effects of foreign currency fluctuations through financial instruments; the continued ability to obtain satisfactory payment terms from Victorinox; future compliance with bank covenants; and the Company's anticipated credit needs and ability to obtain such credit. Even if the assumptions upon which the forward looking statements are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from financial projections due to the effects of a possible continuation of the national economic decline and its impact on retail sales, continuing effects of the terrorist attacks of September 11, 2001 on sales of knives, luggage and other items sold or licensed by the Company, increased competition, the restrictions on the carrying of knives on airliners and similar restrictions, changes in consumer tastes and other factors not yet known, evaluated or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2002 and 2001

        Net revenues consist of the following (in thousands):

	2002	2001
Product sales, net	$25,038	$26,451
Royalty income	815	626
	$25,853	$27,077

        Product sales for the three months ended June 30, 2002 were $25.0 million compared with $26.5 million for the same period in 2001, representing a decrease of $1.4 million or 5.3%. The sales decrease was primarily due to a 34% decrease in sales of Victorinox® Original Swiss Army™ Knives and tools offset by a 7% increase in watch sales and a 16% increase in professional cutlery sales. The Company believes that the restrictions on the carrying of knives and tools on airliners and similar restrictions have negatively affected sales of the Company's knife and tool products and that such negative trends may continue. In addition, product sales amounts for each quarter have been reduced as the result of the reclassification of certain promotional expenses from selling, general and administrative expenses in accordance with EITF Issues No. 00-14 and 00-25, which the Company adopted during the first quarter of 2002. The reclassified amounts for the second quarter of 2002 and 2001 were approximately $550,000 and $500,000, respectively. Royalty income relates to the licensing program of Victorinox® Travel Gear and Victorinox® Apparel.

        Gross profit of $11.5 million for the three months ended June 30, 2002 increased $0.4 million or 3.9% from 2001. The gross profit margin percentage for the second quarter of 2002 of 44.7% was higher than the gross profit margin percentage of 41.1% reported for the same period in 2001 primarily due to an increase in watch sales, which have a higher gross margin than the Company's other products, and also due to an increase in the value of the U.S. dollar versus the Swiss franc. The Company's gross profit margin is a function of both product mix (including royalty revenues) and Swiss franc exchange rates. Since the Company imports the majority of its products from Switzerland, its costs are affected by both the spot rate of exchange and by its foreign currency hedging program. The Company enters into foreign currency contracts and options to hedge the exposure associated with foreign currency fluctuations. Based upon current Swiss franc requirements, the Company believes it is hedged through 2002. However, such hedging activity cannot eliminate the long-term adverse impact on the Company's competitive position and results of operations that would result from a sustained decrease in the value of the dollar versus the Swiss franc. These hedging transactions, which are meant to reduce foreign currency risk, also reduce the beneficial effects to the Company if the dollar increases relative to the Swiss franc. The Company plans to continue to engage in hedging transactions; however, it is uncertain of the extent to which such hedging transactions will reduce the effect of adverse currency fluctuations.

        Selling, general and administrative expenses for the three months ended June 30, 2002 of $12.1 million were $1.1 million or 9.6% higher than the comparable period in 2001 due to expenses related to the Company's retail store, which opened in October 2001, an increase in professional fees related to the tender offer and expenses related to Victorinox Swiss Army Watch S.A. ("VSA"). The Company expects that expenses for 2002 will be higher than 2001, due to the above as well as severance costs of $0.6 million which will be recorded in the third quarter of 2002.

        Interest expense and other, net was $200,000 for the three months ended June 30, 2002 compared to $237,000 for the comparable period in 2001 primarily due to decreased borrowings and lower effective interest rates.

        Investment loss of $683,000 for the three months ended June 30, 2002, was due to the Company's write-down of its investment in Highgate Capital LLC.

        As a result of these changes, loss before income taxes for the three months ended June 30, 2002 was a loss of $1,469,000 versus $189,000 for the same period in 2001, a change of $1,280,000.

        Income tax benefit was provided at an effective rate of 125.1% and 23.3% in 2002 and 2001, respectively. The effective rate for 2002 differs significantly from the statutory rate of 34% due to expenses related to the tender offer which are not deductible for tax purposes, state income taxes, capital losses not benefited for tax purposes and the benefit recorded for the losses related to VSA were recorded at a significantly lower tax rate than 34%. In addition, the income tax benefit for the second quarter is higher than the estimated income tax benefit of 82.6% as the Company had recorded an income tax benefit of 29.3% for the first quarter of 2002 and therefore had to increase the second quarter effective rate to reach the estimated effective rate of 82.6%.

        Minority interest income of $191,000 and $71,000 for the three months ended June 30, 2002 and 2001 respectively, related to Xantia and VSA.

        As a result of these changes and that the efective rate was 125.1% for the quarter, net income (loss) for the three months ended June 30, 2002 was income of $560,000 ($0.07 per share - basic and diluted) versus a loss of $74,000 ($0.01 per share - basic and diluted) for the same period in 2001, a change of $634,000.

Comparison for the Six Months Ended June 30, 2002 and 2001

        Net revenues consist of the following (in thousands):

	2002	2001
Product sales, net	$49,175	$46,917
Royalty income	1,419	1,183
	$50,594	$48,100

        Product sales for the six months ended June 30, 2002 were $49.2 million compared with $46.9 million for the same period in 2001, representing an increase of $2.3 million or 4.8%. The sales increase was primarily due to a 27% increase in watch sales and a $3.7 million increase in sales related to a special promotional program with one customer offset by a 36% decrease in sales of Victorinox® Original Swiss Army™ Knives and tools. The Company believes that the restrictions on the carrying of knives and tools on airliners and similar restrictions have negatively affected sales of the Company's knife and tool products and that such negative trends may continue. Sales to one customer related to the special promotional program were approximately 11% of net revenues for the six months ended June 30, 2002. In addition, product sales amounts for each six month period have been reduced as the result of the reclassification of certain promotional expenses from selling, general and administrative expenses in accordance with EITF Issues No. 00-14 and 00-25 which the Company adopted during the first quarter of 2002. The reclassified amounts for the six months ended June 30, 2002 and 2001 were approximately $1,100,000 and $750,000, respectively. Royalty income relates to the licensing program of Victorinox® Travel Gear and Victorinox® Apparel.

        Gross profit of $21.9 million for the six months ended June 30, 2002 increased by $3.0 million or 16.0% from 2001. The gross profit margin percentage for the six months of 2002 of 43.2% was higher than the gross profit margin percentage of 39.2% reported for the same period in 2001 primarily due to an increase in watch sales, which have a higher gross margin that the Company's other products, and also due to an increase in the value of the U.S. dollar versus the Swiss franc.

        Selling, general and administrative expenses for the six months ended June 30, 2002 of $23.5 million were $1.0 million or 4.3% higher than the amount for the comparable period in 2001. The increase was primarily due to expenses related to the Company's retail store, which opened in October 2001, expenses related to VSA and an increase in professional fees related to the tender offer offset by special charges in 2001 of $0.8 million for personnel costs related to senior management realignments and asset write-downs.

        Interest expense and other, net was $362,000 for the six months ended June 30, 2002 compared to $455,000 for the comparable period in 2001, primarily due to decreased borrowings and lower effective interest rates.

        Investment loss of $683,000 for the six months ended June 30, 2002 was due to the Company's write-down of its investment in Highgate Capital LLC.

        As a result of these changes, loss before income taxes and cumulative effect of a change in accounting principle for the six months ended June 30, 2002 was a loss of $2,640,000 versus $4,081,000 for the same period in 2001, a change of $1,441,000.

        Income tax benefit was provided at an effective rate of 82.6% and 39.9% in 2002 and 2001, respectively. The effective rate for 2002 differs significantly from the statutory rate of 34% due to expenses related to the tender offer which are not deductible for tax purposes, state income taxes, capital losses not benefited for tax purposes and the benefit recorded for the losses related to VSA were recorded at a significantly lower tax rate than 34%.

        Minority interest income of $83,000 and $119,000 for the six month period ended June 30, 2002 and 2001, respectively, related to Xantia and VSA.

        As a result, net loss for the six months ended June 30, 2002 was a loss of $376,000 ($0.05 per share - basic and diluted) versus $2,333,000 ($0.28 per share - basic and diluted) for the same period in 2001, a change of $1,957,000.

        Cumulative effect of a change in accounting principle for the six months ended June 30, 2002 was $4.6 million ($0.55 per share - basic and diluted), net of tax, due to the write-down of the entire amount of goodwill of Bear resulting from the adoption of SFAS No. 142.

        As a result of these changes, net loss for the six month period ended June 30, 2002 was a loss of $4,964,000 ($0.60 per share - basic and diluted) versus $2,333,000 ($0.28 per share - basic and diluted) for the same period in 2001, a change of $2,631,000.

LIQUIDITY AND CAPITAL RESOURCES

        The table below presents summary cash flow information for the six month periods ended June 30, 2002 and 2001(in thousands):

	2002	2001
Net cash provided by (used in) operating activities	($5,511)	$414
Net cash provided by (used in) investing activities	(1,911)	(932)
Net cash provided by (used in) financing activities	5,452	(3,258)
Total change in cash and cash equivalents(a)	($1,970)	($3,776)

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

        As of June 30, 2002, the Company had working capital of $50.9 million compared with $48.5 million as of December 31, 2001, an increase of $2.4 million. Significant uses of working capital consisted of additions to other assets of $0.9 million and capital expenditures of $1.0 million. The Company currently has no material commitments for capital expenditures. The Company does expect to record severance charges of $0.6 million in the third quarter of 2002 which will negatively impact working capital.

        Cash used in operating activities was approximately $5.5 million in the six months ended June 30, 2002 compared to cash provided by operating activities of $0.4 million in the six months ended June 30, 2001. The change primarily resulted from a significantly smaller decrease in accounts receivable in 2002 compared to 2001 and a larger increase in inventory in 2002 compared to 2001. The increase in inventory was due to the Company's normal seasonal build in inventory and an increase due to the rebranding of the inventory related to VSA.

Investing Activities

        Investing activities during 2002 consisted of capital expenditures of $1.0 million and additions to other assets of $0.9 million.

        Investing activities during 2001 consisted of capital expenditures of $0.6 million and additions to other assets of $0.3 million.

        The Company anticipates that its capital expenditures and additions to other assets during all of 2002 will be higher in than the amounts spent in 2001 by approximately $1.0 million due to the construction of a new trade show booth and investments in information technology.

Financing Activities

        During 2002 and 2001, the Company's principal financing activities consisted of the borrowing and repayment of bank debt and repayment of debt owed to the former owners of Xantia, as well in 2002 borrowings from Victorinox related to VSA.

        The Company meets its short-term liquidity needs with cash generated from operations, and, when necessary, bank borrowings under its bank agreement. As of June 30, 2002, the Company had a $16.0 million credit line, of which $3,450,000 was outstanding and $12,550,000 was available for borrowings. Also, the Company has approximately $6,579,000 of outstanding term loans and debt related to the acquisitions of Bear and Xantia. The line of credit expires in June 2003. The Company's credit facility includes various financial covenants, including maintenance of a leverage coverage ratio and interest coverage ratio based on operating results for the previous four quarters. The Company was in compliance with its bank covenants at June 30, 2002. For the remainder of 2002, the financial covenants contained in the agreement are at levels that the Company believes it will not attain. Accordingly, the Company is currently in negotiations with its lender which will, among other things, amend the financial covenants to levels that the Company can attain as well extending the term of the agreement. The Company expects to complete these negotiations in September 2002. As the debt agreement with the lender expires in June 2003, the Company has classified all bank debt as of June 30, 2002 as current in the accompanying balance sheet. The Company believes its current liquidity levels and financial resources available under its current agreement will be sufficient to meet its operating needs in the next twelve months.

        The Company and Victorinox have entered into an agreement, effective June 20, 2002, pursuant to which Victorinox has agreed to defer until October 15, 2003, payment of 5,200,000 CHF ($3,459,747) related to amounts owed by VSA to Victorinox. These funds were used by VSA to fund a new trade booth, purchases inventories and for other operating activities. The amount deferred has been included in long-term debt as of June 30, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company no longer amortizes goodwill. In lieu of amortization, the Company is required to complete an initial impairment assessment of goodwill no later than six months after the adoption of SFAS No. 142 and perform an annual impairment review thereafter. The Company completed its initial impairment assessment of goodwill in the second quarter of 2002. As a result, the Company recorded a $4.6 million, net of tax, write-down of the goodwill related to Bear Cutlery, Inc.

        In January 1, 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" also became effective and it provides further implementation guidance relative to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 144 did not have a material adverse impact on the results of operations or financial condition of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

        The Company is exposed to significant market risk from changes in foreign exchange rates as the Company imports virtually all its products from Switzerland. To minimize the risks associated with fluctuations in the value of the Swiss franc versus the U.S. dollar, the Company enters into foreign currency contracts and options. Pursuant to guidelines approved by its Board of Directors, the Company is to engage in these activities only as a hedging mechanism against foreign exchange rate fluctuations associated with specific inventory purchase commitments to protect gross margin and is not to engage in speculative trading. Gains or losses on these contracts and options are deferred in accumulated other comprehensive income (loss) and recognized in cost of sales when the related inventory is sold. At June 30, 2002, the Company entered into foreign currency contracts and options to purchase approximately 29.2 million Swiss francs in 2002 and 3.0 million Swiss francs in 2003 at a weighed average rate of $1.71 Swiss franc/dollar. The Company's ultimate unrealized gain or loss on these contracts and options will primarily depend on the currency exchange rates in effect at the time the contracts and options mature. At June 30, 2002, the Company has reviewed its foreign exchange risks and based upon its foreign currency hedging program and review of its outstanding foreign exchange contracts, it believes that a near-term increase in the value of the Swiss franc versus the U.S. dollar would not have a material effect on the Company's results of operations or financial condition.

Interest Rate Risk

        The Company has entered into interest rate protection agreements to manage its exposure to fluctuations in earnings related to changes in interest rates on its variable rate debt. At June 30, 2002, a 50 basis point increase or decrease in market interest rates, principally LIBOR, would not materially increase or decrease interest expense or cash flows.

PART II.                - OTHER INFORMATION

Item 2.                LEGAL ACTIONS

     On or about June 13, 2002, the Company became aware of two lawsuits relating to the tender offer filed in the Court of Chancery of the State of Delaware (the "Initial Stockholder Suits") against the Company, certain of its directors and officers and Victorinox. Each of the Initial Stockholder Suits was filed by a stockholder of the Company on behalf of himself/herself and purportedly on behalf of all stockholders of the Company similarly situated and alleged that, among other things, the proposed $9.00 offer price contained in the tender offer was inadequate and that the named officers and directors had breached their fiduciary duties to the stockholders. On June 17, 2002, the Company issued a press release disclosing the Initial Stockholder Suits and stating the Company's belief that the suits do not state valid claims against the Company or any of its officers or directors. The press release was filed with the SEC as an amendment to Schedule 14D-9 on June 17, 2002. Subsequently, the Company became aware of two additional lawsuits filed against the Company, certain of its directors and officers and Victorinox, one in the Delaware Court of Chancery and one in Connecticut in Superior Court ("Additional Stockholder Suits"). Both Additional Stockholder Suits have asserted claims similar to those made in the Initial Stockholder Suits and, like the Initial Stockholders Suits, were brought by stockholders seeking class action representation and certification on behalf of other stockholders. The Company does not believe that the Additional Stockholder Suits contain valid claims against the Company or any of its officers or directors.

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on May 30, 2002, pursuant to notice, at which meeting shareholders elected the following directors:

NAME	NUMBER OF VOTES FOR	NUMBER OF VOTES WITHHELD
A. Clinton Allen	7,087,885	24,731
Clarke H. Bailey	7,088,485	24,131
Herbert M. Friedman	7,048,485	64,131
Peter W. Gilson	7,087,885	24,731
Louis Marx, Jr.	7,048,489	64,127
Robert S. Prather, Jr.	7,088,485	24,131
Stanley R. Rawn, Jr.	7,048,489	64,127
John Spencer	7,087,889	24,727
A. Jeffrey Turner	7,087,889	24,727
John V. Tunney	7,088,485	24,131

Item 6.                EXHIBITS AND REPORTS ON FORM 8-K

A.)                Exhibits

(10.1)               Temporary modification to the 2001 (second) Amended and Restated Commercial Loan Agreement between Swiss Army Brands, Inc. and Fleet Bank, N.A. and exhibits.

(10.2)               Letter Agreement as of June 20, 2002 between Victorinox Swiss Army Watch, S.A. and Victorinox AG incorporated by reference to the schedule 14D-9 filed by the Company with the SEC on August 13, 2002.

(11)               Statement regarding computation of per share earnings is not required because the relevant computation can be clearly determined from the material contained in the Financial Statements included herein.

(99.1)              Section 906 Certification of Chief Executive Officer

(99.2)              Section 906 Certification of Chief Financial Officer

B.)                There were no reports on Form 8-K for the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                              SWISS ARMY BRANDS, INC.

Date: August 14, 2002
                                                                                                                         By /s/ Thomas M. Lupinski
                                                                                                                         Name: Thomas M. Lupinski
                                                                                                                         Title:Senior Vice President,
                                                                                                                         Chief Financial Officer,
                                                                                                                         Secretary and Treasurer